Form 10-Q
period 1995-09-30
ONCOR INC
filed 1995-11-14
CIK 806637

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarter ended September 30, 1995

                 Commission file number 0-16177


                            ONCOR, Inc.
      (Exact name of registrant as specified in its charter)

           Maryland                    52-1310084
 (State of Incorporation)   (I.R.S. Employer Identification No.)

                        209 Perry Parkway
                 Gaithersburg, Maryland  20877
             (Address of principal executive offices)
                            (Zip code)

                          (301) 963-3500
       (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



               YES  x                        NO



At October 31, 1995 there were 20,960,684 shares of Common Stock outstanding.
                  PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements.

     The unaudited consolidated balance sheet as of September 30, 1995, the audited consolidated balance sheet as of December 31, 1994, and the unaudited consolidated statements of operations for the three month and nine month periods ended September 30, 1995 and 1994, and of cash flows for the nine month periods ended September 30, 1995 and 1994, set forth below, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. Oncor, Inc. (the "Company") believes that the disclosures made are adequate to make the information presented not misleading.

     In the opinion of management of the Company, the accompanying financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of results for the periods presented. It is suggested that this financial information be read in conjunction with the Form 10-K filed with the Commission for the year ended December 31, 1994.

     The results for the third quarter and nine months ended
September 30, 1995, presented in the accompanying financial statements, are not necessarily indicative of the results for the entire year.
                                ONCOR, INC.

                        CONSOLIDATED BALANCE SHEETS

                                                      As of
                                          Sept. 30, 1995  Dec. 31, 1994
                                            Unaudited

                                  ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                  $5,985,535     $9,749,911
 Short-term investments, at market           4,786,898      4,923,416
 Accounts receivable, net of allowance
    for doubtful accounts of approxi-
    mately $272,000 and $173,000             4,039,105      3,698,336
 Inventories                                 7,576,129      5,402,401
 Other current assets                        1,064,730        939,123
   Total current assets                     23,452,397     24,713,187

NON-CURRENT ASSETS:
 Property and equipment, net                 6,697,734      4,612,006
 Liquid securities investments                   -          8,627,706
 Deposits and other non-current assets          57,641        110,763
 Investment in affiliate                       827,888      2,725,805
 Note receivable from affiliate                715,751        715,751
 Intangible assets, net                      9,714,146     10,020,092
   Total non-current assets                 18,013,160     26,812,123

    Total assets                           $41,465,557    $51,525,310

                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                           $3,229,191     $2,902,951
 Customer deposits                               -            104,383
 Accrued expenses and other current
   liabilities                               1,009,413      1,502,224
 Short-term borrowings                         986,641        907,555
 Current portion of long-term debt           2,660,854      3,089,648
   Total current liabilities                 7,886,099      8,506,761

NON-CURRENT LIABILITIES:
 Notes payable                                 956,496      2,422,079
 Deferred rent                                  36,438         91,081
   Total non-current liabilities               992,934      2,513,160

    Total liabilities                        8,879,033     11,019,921

MINORITY INTEREST IN CONSOLIDATED            3,006,801        226,428
 SUBSIDIARY




STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value, 1,000,000
   shares authorized, no shares issued           -              -
 Common stock, $.01 par value,
   50,000,000 shares authorized,
   21,020,259 and 20,743,347 issued;
   20,955,850 and 20,663,938 outstanding       209,558        206,639
 Additional paid-in capital                 95,364,414     94,734,791
 Unrealized gain (loss) on investments         (30,469)        (1,948)
 Cumulative translation adjustment             393,549        (13,224)
 Retained deficit                          (66,136,817)   (54,426,785)
 Less - 79,409 shares of common
   stock held in treasury, at cost            (220,512)      (220,512)
   Total stockholders' equity               29,579,723     40,278,961

    Total liabilities and
    stockholders' equity                   $41,465,557    $51,525,310


           The accompanying notes are an integral part of these Consolidated Financial Statements.



                                   ONCOR, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                Three Months Ended        Nine Months Ended
                                     Sept. 30,                Sept. 30,

                                1995         1994         1995         1994

GROSS REVENUES:
  Product sales             $3,734,216   $2,497,523   $11,667,730   $8,188,694
  Grants and contracts         289,596      131,313       885,184      131,313

  Gross revenues             4,023,812    2,628,836    12,552,914    8,320,007

OPERATING EXPENSES:
  Direct cost of sales       1,807,001    1,514,040     5,621,085    4,545,547
  Amortization of
   intangibles                 339,636        -           999,462        -
  Selling, general and
   administrative            3,408,079    2,631,034     9,712,027    5,847,478
  Research and development   2,411,221    2,063,910     6,933,780    6,283,238
  Write off of acquired
   research & development
   projects in process           -        1,110,000         -        3,574,120
  Total operating expenses   7,965,937    7,318,984    23,266,354   20,250,383

LOSS FROM OPERATIONS        (3,942,125)  (4,690,148)  (10,713,440) (11,930,376)

OTHER INCOME (EXPENSE):
  Investment income            243,588      414,140       951,498      928,700
  Other expense, net          (136,365)     (41,751)     (338,211)     (55,501)
  Foreign exchange profit       58,011        -            33,908        -
  Equity in net loss of
   affiliate                  (513,325)  (1,216,280)   (1,643,787)  (2,568,794)

  Net other expense           (348,091)    (843,891)     (996,592)  (1,695,595)

    Net loss               ($4,290,216) ($5,534,039) ($11,710,032)($13,625,971)

NET LOSS PER SHARE              ($0.21)      ($0.28)       ($0.56)      ($0.71)

WEIGHTED-AVERAGE COMMON
  SHARES OUTSTANDING        20,916,937   19,764,832    20,852,431   19,059,575


              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.


                                ONCOR, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                          For the nine months ended Sept. 30,
                                                1995              1994


CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                  ($11,710,032)     ($13,625,971)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
      Write off of acquired research &
       development                               -              3,574,120
      Depreciation and amortization           2,130,305         1,045,460
      Equity in net loss of affiliate         1,643,787         2,568,794
      Changes in operating assets
       and liabilities:
        Accounts receivable                    (228,942)          432,724
        Inventories                          (2,070,153)         (701,304)
        Other current assets                    (28,902)         (187,666)
        Deposits and other assets                 5,187          (331,078)
        Accounts payable                        257,605           383,172
        Customer deposits                      (105,508)         (299,995)
        Accrued expenses and other
         current liabilities                   (534,214)           41,359
        Deferred rent                           (54,643)          (54,644)
        Net cash used in operating
         activities                         (10,695,510)       (7,155,029)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment         (2,961,690)         (506,998)
 Acquisition of businesses                     (107,798)       (3,974,649)
 Unrealized loss on investments                 (28,521)            -
 Purchase of minority interest in
  subsidiary                                    (82,315)            -
 Redemptions of investments                   8,764,224           100,000
        Net cash provided (used) in
         investing activities                 5,583,900        (4,381,647)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from sale of common stock           -            25,068,665
 Proceeds from sales of stock of
  subsidiary                                  3,034,503             -
 Purchase of treasury stock                       -              (148,125)
 Exercise of stock options and warrants         632,542           710,362
 Increase in deferred offering costs              -               342,440
 Repayment on long term debt                 (2,881,837)         (400,000)
 Long term borrowings                           645,728             -
        Net cash provided by financing
         activities                           1,430,936        25,573,342

EFFECT OF EXCHANGE RATE CHANGES ON CASH         (83,702)            -

 Net increase (decrease) in cash and cash
  equivalents                                (3,764,376)       14,036,666

CASH AND CASH EQUIVALENTS, beginning of
 the period                                   9,749,911        14,617,594

CASH AND CASH EQUIVALENTS, end of the
 period                                      $5,985,535       $28,654,260


            The accompanying notes are an integral part of these
                    Consolidated Financial Statements.

                           ONCOR, INC.

                  NOTES TO FINANCIAL STATEMENTS

                     AS OF SEPTEMBER 30, 1995
                           (Unaudited)



1. Cash Equivalents and Investments

     Investments consist primarily of funds invested in money market instruments, commercial paper and U.S. government and French government treasury bills. Investments with maturities within one year are classified as short-term investments. Investments in securities with original maturities of three months or less are considered cash equivalents. Cash of $4.1 million is pledged on a reducing basis over approximately one year as security to a bank which guaranteed the principal and interest of a note issued in an acquisition.

     Investments that are classified as available-for-sale securities are carried at fair market value. Unrealized holding gains and losses are excluded from earnings and reported as a net amount in a separate component of shareholders' equity until realized.


2. Intangible Assets

     The intangible assets comprise software and technology acquired, the estimated value of contractual positions, and the excess of the purchase price of acquisitions over the fair market value of the tangible assets acquired. The intangible assets are being amortized on a straight line method over periods of two to 10 years, with a weighted average amortization period of approximately eight years.


3. Net Loss Per Share

     Net loss per share is determined using the weighted-average number of shares of common stock outstanding during the periods presented. The effects of options and warrants have not been considered since the effects would be antidilutive.

4. Pro Forma Results of Acquired Entities

     In May 1994, the Company acquired certain assets of Biological Detection Systems, Inc. and a subsidiary ("Imaging Business") and in September 1994, acquired 98.5% of the outstanding capital stock of S.A., a French societe anonyme, ("Appligene"). The results of operations of Appligene and the Imaging Business have been included in the Company's consolidated results of operations from the respective dates of acquisition. Unaudited pro forma results of operations for the Company, assuming both of the acquisitions described above occurred on January 1, 1994, respectively, are as follows:


                                     (unaudited)

                                   Nine Months ended
                                   September 30, 1994

     Gross Revenues                   $11,661,229
     Net loss                        ($11,741,600)
     Net loss per share                ($0.59)

     Such pro forma information is not intended to represent either the actual results which may have been achieved if the acquisitions occurred on that date or future results which may be achieved.


5. Investments in Debt Securities at September 30, 1995

     The aggregate fair value of investments in debt securities as of September 30, 1995 is as follows:

          Fixed income funds                       $ 5,543,193
          Government securities
               $U.S. denominated                     1,750,823
          French government securities,
               denominated in francs                 1,631,333
          Commercial paper                           1,313,838
                    Total                          $10,239,187

     The securities denominated in francs were acquired as a currency hedge, in part, against certain of the Company's franc-related obligations.

     The Company has classified its investments in debt securities on the consolidated balance sheet as follows:

          Cash equivalents                             $5,452,289
          Short term investments                        4,786,898


               Total debt securities                  $10,239,187


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

Results of Operations

     Revenues increased 53% and 51% to $4.0 million and $12.6 million for the three months and nine months, respectively, ended September 30, 1995 as compared to $2.6 million and $8.3 million for the corresponding periods of 1994. Product sales increased $1.2 million and $3.5 million in the third quarter and first nine months, respectively, of 1995, due primarily to sales attributable to the Company's European operations, acquired in September 1994. In the third quarter and first nine months of 1995, revenues also included $0.3 million and $0.9 million, respectively, in grants and contracts revenue. The underlying grants and contracts are scheduled to terminate in 1996 and 1997.

     Gross profit as a percentage of product sales increased to 52% in the third quarter and first nine months of 1995 from 40% and 44%, respectively, in the corresponding periods of 1994. The increases were due primarily to more favorable margins on sales in Europe and to production efficiencies achieved in the United States.

     Amortization of intangibles of $0.3 million and $1.0 million in the third quarter and first nine months, respectively, of 1995 is to amortize certain intangible assets, primarily assets acquired in connection with the acquisition of Appligene. Such amortization will continue at that approximate rate for the next several years.

     Selling, general and administrative expenses increased by $0.8 million and $3.9 million for the third quarter and first nine months, respectively, of 1995 from the corresponding periods of 1994. Approximately $0.7 million and $2.3 million of the increases are due to expenses associated with the Company's marketing and administrative effort in Europe. The remainder of the increase in the first nine months of 1995 is primarily due to increased expenses associated with the expansion of the Company's marketing and field sales force in North America, beginning in the second half of 1994, and to administrative expenses incurred by OncorPharm.

     Research and development expenses increased by $0.3 million and $0.7 million for the third quarter and first nine months, respectively, of 1995 from the corresponding periods of 1994, due principally to research and development expenses incurred by the European operations and by OncorPharm.

     In the third quarter and first nine months of 1994, there were $1.1 million and $3.5 million, respectively, in non-recurring charges to write off acquired research and development projects in process.


     Other expense decreased by $0.5 million and $0.7 million for the third quarter and first nine months, respectively, of 1995 from the corresponding periods of 1994 due primarily to the Company's reduced ownership interest in OncorMed in October 1994.

     Net losses decreased to $4.3 million ($0.21 per share) and $11.7 million ($0.56 per share) in the third quarter and the first nine months of 1995 from $5.5 million ($0.28 per share) and $13.6 million ($0.71 per share), respectively, in the corresponding periods of 1994. These decreases were due principally to the factors discussed above.

Factors That May Affect Future Results and Financial Condition

     The Company's future business, results of operations and financial condition are dependent on the Company's ability to successfully develop, manufacture and market its gene-based test systems and other products. Inherent in this process are a number of factors that the Company must successfully manage in order to be successful.

     Risk Associated with HER-2/neu Gene-Based Test System. The Company anticipates that an FDA panel review for its HER-2/neu gene-based test system will take place on November 30, 1995. No assurance can be given as to the timing of such panel review, that additional testing or data will not be required following such panel review or that such panel review will be favorable. A favorable panel review is only a recommendation for FDA approval. No assurance can be given that the Company will obtain final FDA approval for its HER-2/neu gene-based test system or the timing of such approval if the panel recommendation is favorable. An adverse panel review decision or the failure to obtain FDA approval for its HER-2/neu gene-based test system on a timely basis, or at all, would have a material and adverse effect on the Company's business, financial condition and results of operations. In the event that the Company receives final FDA approval for its HER-2/neu gene-based test system, there can be no assurance that the Company will be capable of manufacturing the test system in commercial quantities at reasonable costs or marketing the product successfully, that the test system will be accepted by the medical diagnostic community, or that the market demand for the test system will be sufficient to allow profitable sales.

     No assurance of Regulatory Approvals; Government Regulation. The Company's products are subject to extensive regulation by governmental authorities in the United States and other countries. Although the Company may sell its products in the United States for research purposes only, it may not sell such products in the United States for diagnostic purposes until it receives approval from the FDA. The Company has obtained FDA approval for one of these products for sale for diagnostic purposes and is currently pursuing FDA approval of certain existing products and expects to pursue FDA approval of several additional products under development. There can be no assurance that the Company will receive regulatory approval for any of its products or, even if it does receive regulatory approval for any of its products or, even if it does receive regulatory approval for a particular product, that the Company will ever recover its costs in connection with obtaining such approval. The failure of the Company to receive requisite approval, or significant delays in obtaining such approval, could have a material and adverse effect on the business, financial condition and results of operations of the Company. Sales of the Company's products outside the United States are also subject to extensive regulatory requirements, which vary widely from country to country. The foreign regulatory approval process includes all of the risks associated with FDA approval set forth above. Additionally, the Company is or may become subject to various federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with the Company's research and development work. The Company is unable to predict the extent of future government regulation.

     Patents and Proprietary Rights. The Company's success will depend in large part on its, or its licensors' ability to obtain patents, defend its patents, maintain trade secrets and operate without infringing upon the proprietary rights of others, both in the United States and in foreign countries. Litigation and patent interference proceedings, which could result in substantial cost to the Company, may be necessary to enforce the Company's patent and license rights or to determine the scope and validity of others' proprietary rights. An adverse outcome could subject the Company to significant liabilities to third parties and require the company to license disputed rights from third parties or cease using the technology.

     The University of California and its licensee Vysis, Inc. ("Vysis") filed suit against Oncor on September 5, 1995 for infringement of U.S. Patent No. 5,447,841 entitled "Methods and Composition for Chromosome Specific Staining" which issued on that same date. The patent relates to a method of performing in situ hybridization using a blocking nucleic acid that is complementary to repetitive sequences. The Company's products that may utilize this method comprise less than 10% of the Company's sales. A failure to successfully defend against, or settle this suit may result in damages being assessed against the Company and an injunction against sales of some of the Company's probes. The University of California and Vysis have offered to grant the Company a non-exclusive license, which is under consideration by the Company.

     The Company has licensed rights to inventions disclosed in United States and foreign patent applications relating to methods and probes for detecting the presence of the Fragile X syndrome. The Company believes that its licensors are original inventors and are entitled to patent protection in the United States, but the Company is aware that certain third parties also have filed patent applications in the United States and abroad and claim to be entitled to patents related to this technology. The Company has initiated an interference proceeding with these third parties in the PTO to resolve which party is entitled to a United States patent, if any. The application licensed by the Company is senior in the interference. An unfavorable decision in such a proceeding could have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company currently has certain licenses from third parties and in the future may require additional licenses from other parties to develop, manufacture and market commercially viable products effectively. There can be no assurance that such licenses will be obtainable on commercially reasonable terms, if at all, that the patents underlying such licenses will be valid and enforceable or that the proprietary nature of the patented technology underlying such licenses will remain proprietary.

     The Company relies substantially on certain technologies, trade secrets and know-how that are not patentable or proprietary and are therefore available to the company's competitors. Although the Company has taken steps to protect its unpatented trade secrets and know-how, in part through the use of confidentiality agreements with its employees, consultants and certain of its contractors, there can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently developed or discovered by competitors.

     Uncertainties Relating to Product Development. The Company's products may be sold only for research purposes until approved by the FDA. The Company's existing products that have not been approved by the FDA as well as the development-stage products will require substantial additional investment, laboratory development, clinical testing and FDA approval prior to their commercialization for diagnostic purposes. There can be no assurance that the Company will be successful in developing such existing or future products, that such products will prove to be efficacious in clinical trials, that required regulatory approvals can be obtained for such products, that such products, if developed and approved, will be capable of being manufactured in commercial quantities at reasonable costs, will be marketed successfully or will be accepted by the medical diagnostic community, or that market demand for such products will be sufficient to allow profitable operations.

     International Sales and Foreign Exchange Risk. The Company anticipates that a significant amount of its sales will take place in European countries and likely will be denominated in currencies other than the U.S. dollar. These sales may be adversely affected by changing economic conditions in foreign countries, by fluctuations in currency exchange rates and by certain risks inherent in conducting foreign operations.

     Competition and Technological Change. The diagnostic and biotechnology industries are subject to intense competition and rapid and significant technological change. Many of the Company's competitors have substantially greater financial and technical resources and production and marketing capabilities, and experience in conducting clinical trials and obtaining regulatory approvals than the Company. There can be no assurance that these competitors will not succeed in developing technologies and products that are more effective, easier to use or less expensive than those that have been or are being developed by the Company or that would render the Company's technology and products obsolete and noncompetitive. The Company also competes with various companies in acquiring technology from academic institutions, government agencies and research organizations.

     Investment in OncorMed and OncorPharm. The shares of Common Stock of both OncorMed and OncorPharm held by the Company are not currently freely tradeable and no public market exists for the Common Stock of OncorPharm. Therefore, there can be no assurance that the Company will be able to realize the economic benefit of its investment or the timing of such realization. The value of the Company's investment in OncorMed represents a significant portion of the total assets of the Company and such value fluctuates with the market price of OncorMed's common stock and any event that as a material and adverse effect on the market price of the common stock of OncorMed will have a material and adverse effect on the value of the Company's investment in OncorMed. Although the Company's Chief Executive Officer is a Director of both OncorMed and OncorPharm, and the Company is a significant stockholder in OncorMed, the Company does not control the day-to-day operations and management of either company and, therefore, has little direct control over their operations and financial results. Both OncorMed and OncorPharm will require additional financing in the future. The Company has no commitment to, and does not currently intend to, provide such financing. However, the Company may provide such financing in the future. The failure of either OncorMed or OncorPharm to obtain any required financing on acceptable terms could have a material and adverse effect on the value of the Company's investment in OncorMed and OncorPharm.

     Other Factors. Other factors that may affect the Company's business, financial condition and results of operations, include the Company's limited manufacturing, marketing and distribution experience, the level and availability of government funding, the Company's ability to attract and retain key personnel, potential health care reform measures and the availability of third-party reimbursement, potential product liability claims, and environmental risks.

Liquidity and Capital Resources

     The following table sets forth the cash and liquid investments position of the Company and the most significant sources and uses of cash in the first nine months of 1995 (in millions):

                                               First Nine Months
                                                     1995
Cash and liquid investments at beginning
of period                                            $23.3

Loss from operations, less noncash charges            (7.9)

Net investment in working capital                     (2.8)

Purchases of equipment and leasehold
improvements                                          (3.0)

Principal portion of debt service                     (2.9)

Private offering of preferred stock of
a subsidiary                                           3.0

Proceeds from exercise of options,
long-term borrowings and other                         1.1

Cash and liquid investments at
September 30, 1995                                   $10.8

     The cash loss from operations is discussed above.

     The net investment in working capital in the first nine months of 1995 relates to (i) inventory stocking to achieve production efficiencies, (ii) establishment of base stocks of Appligene products in the United States and of Oncor products in Europe and (iii) establishment of base stocks of other new product lines. Such investment is not expected to continue at this rate.

     Purchases of equipment and leasehold improvements were primarily for (i) construction of the OncorPharm laboratory,
(ii) leasehold improvements made at the Company's European facility and (iii) replacement of communication and data processing systems. The Company expects the level of capital purchases to continue at a reduced rate through the remainder of 1995 and 1996.

     The principal portion of debt service relates principally to debt incurred in connection with acquisitions made in 1994 and is expected to continue at a reduced rate through the third quarter of 1996.

     Net losses of $0.3 million and $1.3 million in the third quarter and first nine months, respectively, of 1995 relating to the activities of OncorPharm contributed to the loss from operations. This subsidiary completed a private placement of preferred stock in April 1995, securing additional funding of approximately $3.0 million.

     As derived from the preceding table, net cash used by the Company for operating activities has averaged $0.9 million per month in the first nine months of 1995 and has made significant additional expenditures in the ordinary course of business. It has approximately $10.8 million in cash and liquid investments as of September 30, 1995. Although the Company believes that such cash losses may be reduced in 1996, there can be no assurance of that result. Currently, the Company is exploring potential options to secure additional cash funding. These potential options include (i) public or private financing by the Company or its subsidiaries, (ii) strategic alliances or collaborations with certain industry partners and (iii) the liquidation of certain of its non-operating assets. The terms of such financings will have the effect of diluting or otherwise adversely affecting the holdings or the rights of existing stockholders of the Company. There can be no assurance that any of the aforementioned financing efforts will be successful or that adequate funding will be available when needed or on terms acceptable to the Company. If such efforts are unsuccessful, the Company may be required to delay or eliminate expenditures for certain of its products or to lease to third parties the rights to commercialize products or technologies that the Company would otherwise seek to develop itself.

                   PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.


a. The following exhibits are filed as part of this report on Form 10-Q.

     None.

b.   Reports on Form 8-K.

     None.

                            SIGNATURES




    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            ONCOR, INC.
                           (Registrant)


Date:  November 14, 1995
                          Stephen Turner, Chairman and Chief
                             Executive Officer


Date:  November 14, 1995
                          John L. Coker, Vice President
                             of Finance and Administration,
                             Chief Financial Officer

                            SIGNATURES




    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           ONCOR, INC.
                          (Registrant)


Date:  November 14, 1995    /s/  Stephen Turner
                          Stephen Turner, Chairman and Chief
                             Executive Officer


Date:  November 14, 1995    /s/  John L. Coker
                          John L. Coker, Vice President
                             of Finance and Administration,
                             Chief Financial Officer