Form 10-K
period 1995-12-31
ONCOR INC
filed 1996-04-01
CIK 806637

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1995

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

    Securities registered pursuant to Section 12(b) of the Act:
                               NONE

    Securities registered pursuant to Section 12(g) of the Act:

            Common Stock (Par Value $.01 Per Share)
                        (Title of Class)

           Redeemable Common Stock Purchase Warrants
                        (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES  x   NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

At February 29, 1996, there were 21,803,068 shares of Common Stock outstanding. The aggregate market value of the voting stock held by non-affiliates was approximately $107,478,562 at that date. Document incorporated by reference: Proxy Statement of Oncor, Inc. relative to the Annual Meeting of Shareholders to be held in June 1996, which is incorporated into Part III of this Form 10-K.
                       TABLE OF CONTENTS


                              PART I
Item                                                        Page

1.   Business. . . . . . . . . . . . . . . . . . . . . . .  1

2.   Properties. . . . . . . . . . . . . . . . . . . . . .  22

3.   Legal Proceedings . . . . . . . . . . . . . . . . . .  23

4.   Submission of Matters to a Vote of Security Holders .  23


                             PART II

5.   Market for Registrant's Common Equity
     and Related Stockholder Matters . . . . . . . . . . .  24

6.   Selected Consolidated Financial Data. . . . . . . . .  25

7.   Management's Discussion and Analysis of
     Financial Condition and Results of Operation. . . . .  26

8.   Consolidated Financial Statements
     and Supplementary Data. . . . . . . . . . . . . . . .  32

9.   Changes in and Disagreements on Accounting
     and Financial Disclosure. . . . . . . . . . . . . . .  32

                             PART III

10.  Directors and Executive Officers of the Registrant. .  33

11.  Executive Compensation. . . . . . . . . . . . . . . .  33

12.  Security Ownership of Certain
     Beneficial Owners and Management. . . . . . . . . . .  33

13.  Certain Relationships and Related Transactions. . . .  33

                             PART IV

14.  Exhibits, Financial Statement Schedules,
     and Reports on Form 8-K . . . . . . . . . . . . . . .  34

     Signatures. . . . . . . . . . . . . . . . . . . . . .  38

                              PART I


ITEM 1.  BUSINESS

                           THE COMPANY

     Oncor, Inc. ("Oncor") and together with its consolidated subsidiaries (the "Company") was incorporated in Maryland in July, 1983. Oncor's principal offices are located at 209 Perry Parkway, Gaithersburg, Maryland 20877, and its telephone number is (301) 963-3500.

                             BUSINESS

     This Report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should specifically consider the various factors identified in this Report which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth in "Business - Additional Risk Factors."

     The Company develops, produces and markets cancer-oriented genetic probes, related reagents, molecular biology products, diagnostic products, and imaging systems. The Company has obtained United States Food and Drug Administration ("FDA") approval for, and is marketing its first clinical product, a genetic test system for use in the detection and monitoring of leukemia and lymphoma. Oncor is also developing additional genetic test systems for the detection and management of significant life-threatening cancers, including breast cancer, bladder cancer, lung cancer and certain other blood cancers. In addition to its genetic test systems, the Company currently manufactures and markets for research purposes over 200 genetic probes to specific human genes, with related reagents and instrumentation, and a wide array of molecular biology products. The Company has also developed integrated imaging and scanning systems for use with its genetic probes. The Company currently sells its products to over 1,700 customers worldwide.

     In February 1994, the Company filed a Premarket Approval ("PMA") application with the FDA for its Her-2/neu amplification test system for the characterization of breast cancer. In November 1995, an FDA panel of independent advisors (the "Panel") made a recommendation against final approval of the Company's PMA application for the use of its Her-2/neu genetic test system for diagnostic purposes. No assurance can be given that the Panel will reconsider its position or that the Company will obtain FDA approval for its Her-2/neu genetic test system. The failure to obtain FDA approval for its Her-2/neu genetic test system on a timely basis, or at all, would have a material and adverse effect on the Company's business, financial condition and results of operations. In the event that the Company receives FDA approval for its Her-2/neu genetic test system, there can be no assurance that the Company will be capable of manufacturing the test system in commercial quantities at reasonable costs or marketing the product successfully, that the test system will be accepted by the medical diagnostic community, or that the market demand for the test system will be sufficient to allow profitable sales.

     In September 1994, the Company filed a PMA application with the FDA for its leukemia detection test for Chronic Myelogenous Leukemia ("CML"). The Company is also conducting preclinical studies for detection tests for other leukemias, bladder cancer, lung cancer and certain other blood cancers.

     Oncor's genetic test systems permit the detection of individual cancer cells at the fundamental genetic level, as distinct from conventional forms of analysis which detect the large cancer cell populations that result from the progression of the disease. In addition, genetic test systems can be used to characterize a cancer cell's origin or type, thereby facilitating the selection of the appropriate treatment modality. As a result, Oncor's genetic test systems may be useful throughout the cycle of cancer management from initial screening for predisposition to cancer, through detection and typing of cancer and selection of therapy, to monitoring of treatment and detection of residual disease or relapse.

     The Company has established agreements with numerous academic and research institutions which provide (or have provided) the Company with certain exclusive commercial rights to inventions relating to specific genes and other genetic technologies. These institutions include The Johns Hopkins University School of Medicine ("Johns Hopkins"), Baylor College of Medicine, University of Chicago, The Children's Hospital of Philadelphia, Yale University, the University of Colorado, the Wistar Institute of Anatomy and Biology, Stanford University and Princeton University.

Products

     The Company's principal products include: (1) integrated genetic test systems containing one or more genetic probes together with the reagents, slides and other materials necessary to perform genetic analysis; (2) molecular biology reagents, enzymes and instruments; and (3) computerized imaging systems. The Company also sells the individual genetic test system components as required by its customers. The Company's genetic test systems generally incorporate in situ hybridization techniques. Enhancing the speed and reliability of these techniques has been a major focus of the Company.

     Most of the Company's products are currently sold in the United States for research purposes only and, accordingly, do not require approval or clearance by the FDA or by any similar foreign authority. However, the Company plans to obtain FDA approval for the clinical use of a number of these products and has received such approval for a leukemia/lymphoma test. No assurance can be given that the Company will obtain FDA approval for any of its other products.

     Through its in-house research and development efforts, along with collaborations with human genome research centers, Oncor has assembled, and is developing, a portfolio of genetic test systems and enabling technologies. Set forth below are descriptions of the Company's principal genetic test systems and related products currently being sold or under development.

     Leukemia and Lymphoma - Gene Rearrangement

     The Company manufactures and markets an FDA-approved genetic test system, the B/T Blue(TM) Gene Rearrangement Test System, for use in the differentiation, detection, treatment selection and monitoring of leukemia and lymphoma from whole blood samples, tissues and marrow specimens. Differentiation of leukemia and lymphoma is important in determining the optimal course of treatment.

     Breast Cancer

     The Company has developed a genetic test system to identify Her-2/neu gene amplification, an independent marker of breast cancer aggressiveness. The Company believes the presence of Her-2/neu amplification is indicative of clinically aggressive breast cancer, even in apparent localized tumors, requiring more aggressive treatment than localized breast cancer tumors.

     The Company has completed clinical trials of its Her-2/neu amplification test system for breast cancer and filed a PMA application in February 1994. In November 1995, the Panel reviewed the PMA and made a recommendation against final approval of the Company's PMA application for the use of its Her-2/neu genetic test system for diagnostic purposes. No assurance can be given that the FDA advisory panel will reconsider its position or that the Company will obtain FDA approval for its Her-2/neu genetic test system. The failure to obtain FDA approval for its Her-2/neu genetic test system on a timely basis, or at all, would have a material and adverse effect on the Company's business, financial condition and results of operations. In the event that the Company receives FDA approval for its Her-2/neu genetic test system, there can be no assurance that the Company will be capable of manufacturing the test system in commercial quantities at reasonable costs or marketing the product successfully, that the test system will be accepted by the medical diagnostic community, or that the market demand for the test system will be sufficient to allow profitable sales. The Company has recently received approval to market its Her-2/neu genetic test system for diagnostic use in Australia, Austria, Canada, Denmark, Germany, Ireland, Luxembourg, The Netherlands, Sweden, Switzerland and the United Kingdom and expects to commence sale for diagnostic purposes in these countries in late 1996.

     Leukemia and Lymphoma - Chronic Myelogenous Leukemia

     The Company has developed a genetic test system to identify CML, the most common subtype of leukemia. The Company's genetic test system is capable of detecting the chromosomal translocations which identify CML. Because the Company's genetic test system can identify the CML subtype of leukemia, it is useful in determining disease prognosis and in detecting signs of relapse. The Company filed a PMA application in relation to its CML genetic test system in September 1994. The Company has recently received approval to market its CML genetic test system for diagnostic use in Australia, Austria, Canada, Denmark, Germany, Ireland, Luxembourg, The Netherlands, Sweden, Switzerland and the United Kingdom and expects to commence sale for diagnostic purposes in these countries in late 1996.

     The Company also currently manufactures and markets, for research purposes only, genetic test systems for the detection of other subtypes of leukemia which are associated with other chromosomal translocations or genetic changes and intends to continue clinical or preclinical trials on several of these genetic test systems.

     Bladder Cancer

     The Company has acquired exclusive rights to certain published technologies from Johns Hopkins which the Company believes may be beneficial in developing a bladder cancer screening test. Plans are in progress to incorporate these technologies into preclinical and clinical trials.

     Lung Cancer

     The Company and Johns Hopkins are actively pursuing the discovery of genetic changes associated with the early detection of lung cancer under a collaboration research and licensing agreement. The objective is the development of a method to detect the associated specific genetic events in sputum samples at an early stage. In September 1995, the United States Patent and Trademark Office ("PTO") issued a notice of allowance to Johns Hopkins for this technology which is licensed exclusively to the Company.

     Breast, Prostate and Colon Cancer - Molecular Staging Assay

     In March 1994, the Company acquired an exclusive worldwide license from Johns Hopkins for a test that will detect small numbers of metastatic cancer cells in surgical sections and lymph nodes. The test is more sensitive than current methods and will have broad-based implications in the staging and management of all solid tumors. The test is being developed by OncorMed, Inc. ("OncorMed"), the Company's medical services affiliate, for application in the detection and management of breast, colon and prostate cancer.

     TriAmp(TM) Amplification Technology

     The Company has developed a proprietary technology for the targeted amplification of DNA sequences. The technology is a continuous chemical reaction in which a copy of a small fragment of the target DNA is reproduced in a geometric fashion with an objective of detecting gene mutations in samples too small to allow detection using current technologies.

Other Products

     In addition to the genetic test systems for specific cancers and genetic diseases, the Company currently manufactures and sells over 200 other genetic probes to specific regions (chromosomes, loci or genes) for research purposes. In addition to genetic probes, the Company manufactures and markets for research purposes reagents and solutions for use in hybridization procedures, reagents for the extraction of DNA samples from blood and solid tissue, as well as various DNA labeling kits.

Oncor Imaging Systems

     The Company manufactures and markets imaging systems which allow the end-user to display, archive, analyze and print color microscope images. The system's components are integrated for use with the Company's genetic test systems.

OncorMed

     As more fully described in Note 4 to the accompanying consolidated financial statements, OncorMed, the Company's medical services affiliate, has completed two public offerings of its common stock, first in October 1994, then in February 1996. As a result, the Company's ownership interest was reduced to approximately 40% of the outstanding common stock in 1995 and 29% in 1996. Accordingly, OncorMed is no longer a consolidated subsidiary of the Company. OncorMed continues to develop its genetic risk assessment and early cancer detection services around technologies and test system products licensed and provided by Oncor.

OncorPharm

     As more fully described in Note 4 to the accompanying consolidated financial statements, OncorPharm, the Company's therapeutic subsidiary, completed one round of private equity financing in April 1995. As a result, the Company's ownership interest was reduced to approximately 53% of the outstanding common and preferred stock. OncorPharm is undertaking research activities in an effort to develop gene-repair compounds, based largely on technologies acquired by exclusive license from Princeton University and Yale University.

Appligene

     In September 1994, the Company acquired substantially all of the outstanding capital stock of Appligene. Appligene develops, manufactures and markets a variety of molecular biology products, most significantly restriction enzymes, and markets related apparatus and equipment. The principal markets for Appligene's products are in Europe and the United Kingdom. Through Appligene, Oncor has begun marketing its products for research purposes through Appligene's direct sales force and Oncor, through its direct sales force, is marketing Appligene's products in North America.

Research and Development

     The Company conducts the majority of its research and development activities through its own staff and facilities. The Company currently has 72 employees engaged in research and development, including 35 with Ph.D.'s. The Company's in-house research and development efforts are focused primarily on the development of new genetic test systems, new genetic probes, probe labeling and detection techniques, reagent chemistries, imaging systems, sequencing products, amplification methods and cellular rare event detection.

     In addition to its in-house research programs, the Company collaborates with academic and research institutions to support research in areas of interest to the Company. In particular, all of the clinical testing required to support the Company's FDA approval applications is conducted by outside clinical research institutions. Typically under these arrangements, the Company's personnel establish a clinical testing protocol, monitor the performance of the institution in implementing that protocol and, if necessary, assist the associated documentation, statistical analysis and submission of results to the FDA. The Company usually pays the costs of the outside institution associated with conducting and reporting the results of the clinical trials.

     In addition, the Company occasionally licenses from third parties the rights to certain genetic probes and other technologies that it incorporates in its products or uses in its research and development efforts. See "Business - Proprietary
Rights and Licenses."

Sales and Marketing

     The Company has direct sales forces in Europe and the United States, aggregating approximately 34 employees, and is supported by field application specialists and in-house technical services personnel. The Company currently markets its products through its sales forces to over 1,700 customers in the United States and Europe, primarily for research purposes. These customers include laboratory directors at centers that analyze tumors, genetic laboratories that perform chromosomal analysis and academic research laboratories. In other regions of the world, the Company sells its products through research product distributors. The list prices of the Company's genetic test systems range from approximately $15 to $110 per test. The tests are typically purchased on a recurring basis.

     The Company's B/T Blue(TM) Gene Rearrangement Test System for use in diagnosing leukemia and lymphoma, which has been approved by the FDA for sale as a diagnostic product, is sold directly to pathologists and clinical laboratories. More than 50 laboratories in the United States are currently using this test system. The Company's other genetic test systems, imaging systems and molecular biology products are currently sold, for research purposes only, to physicians and scientists at medical centers, hospitals, universities and research institutions on a worldwide basis.

     The Company emphasizes the sale of integrated genetic test systems composed of genetic probes, imaging systems, slides, reagents and other materials to help assure the performance of the products in the customer's laboratory. In addition, the Company operates periodic workshops in which clinicians pay tuition to receive training in the use of the Company's products for the research analysis of cancer and genetic diseases.

Manufacturing

     The Company currently operates three manufacturing facilities. Two are in the vicinity of its headquarters in Gaithersburg, Maryland, one for the production of commercial quantities of its genetic test systems and reagents and the other for the production of imaging systems. The third facility is located in Strasbourg, France for the production of molecular biology products. The Company maintains its own quality control laboratories at all sites to assure quality and product performance.

Competition

     Competition in the medical diagnostic and research market is intense. The Company competes with a large number of companies ranging from very small businesses to large diagnostic, health care, pharmaceutical, biotechnology and chemical companies, many of which have substantially greater financial, manufacturing, marketing and product research resources than the Company. Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and may commercialize products on their own or through joint ventures with competitors. In general, the particular companies with which the Company competes, and the technologies with which its products compete, vary with the Company's different products and markets. The Company competes primarily on the basis of the clinical utility, accuracy, speed, ease of use and other performance characteristics of its products and, to a lesser degree, on the price of its products.

     The largest portion of the cancer diagnostics market to date has been represented by serum protein assays, which measure the actual amount of the specific target protein in the blood. Serum assays are recommended primarily for the monitoring of patients with known disease. In addition to protein assays, a number of companies supply antibodies to various cell surface proteins associated with cancer. Antibody-based cancer diagnostics are also utilized in conjunction with flow cytometry instrumentation.

     The Company is also aware that other companies are likely developing genetic test systems for diagnostic purposes, which may be competitive with the Company's products. In addition, a number of methods currently exist for gene amplification, including the widely used polymerase chain reaction (PCR) process, and the Company is aware that additional methods are under development by other companies. These gene amplification methods could compete directly with the Company's amplification product line. The existence of these and other competing products or procedures that may be developed in the future may adversely affect the marketability of products developed by the Company.

     Competition for imaging systems is also significant. Several other companies, which are generally larger than the Company, manufacture systems which have features different in some respects from those of the Company. Competition for molecular biology products is intense both in the United States and Europe, primarily from very large multi-national corporations.

     The Company's competitive position depends, in part, on its ability to attract and retain qualified scientific and other personnel, develop effective proprietary products, implement production and marketing plans, obtain patent or exclusive licensing protection and obtain adequate capital resources.

Government Regulation

     Those of the Company's products that are intended for research purposes only, as opposed to clinical diagnostic applications, and which are labeled and sold as such, may currently be marketed in the United States and most foreign markets. However, the manufacture, distribution and sale of the Company's products in the United States for clinical diagnostic purposes requires prior authorization by the FDA. The FDA and similar agencies in foreign countries, especially France and Japan, have promulgated substantial regulations which apply to the testing, marketing, import, export and manufacturing of diagnostic products. Only the Company's B/T Blue(TM) Gene Rearrangement Test System for use in diagnosing leukemia and lymphoma has received approval from the FDA for diagnostic purposes domestically. In order to obtain FDA approval (marketing clearance) of a new product for diagnostic purposes, the Company will be required to submit evidence of the safety and efficacy of the product. Such evidence typically entails extensive clinical and laboratory tests and demonstrations of compliance with FDA Good Manufacturing Practices ("GMP") regulations. The testing, preparation of necessary applications and response to the FDA in their processing of those applications is expensive and time consuming.

     The clinical testing required of the Company's products is expected to be significantly less extensive than that typically required for a therapeutic product. Nevertheless, these clinical testing protocols may take several months or years to complete, depending on the nature of the filing. There can be no assurance that the FDA will act favorably or quickly in making its reviews, and significant difficulties or costs may be encountered by the Company in its efforts to obtain FDA approvals that could delay or preclude the Company from marketing its products for diagnostic purposes. Furthermore, there can be no assurance that the FDA will not request the development of additional data following the original submission. Based upon the data submitted to it, the FDA may also limit the scope of the labelling, permitted use of the product or deny the application altogether. With respect to patented products or technologies, delays imposed by the governmental approval process may materially reduce the period during which the Company will have the exclusive right to exploit those products or technologies.

     The Company's diagnostic products, as presently contemplated, will be regulated as medical devices. Prior to entering commercial distribution, all of the Company's diagnostic products must undergo FDA review under one of two basic review procedures: a Section 510(k) premarket notification ("510(k)") or a Premarket Approval ("PMA") application.

     After product approvals have been received, they may still be withdrawn if compliance with regulatory standards is not maintained or if substantial problems occur after the product reaches the market. The FDA may require post-marketing surveillance programs to monitor products which have been commercialized, and has the power to prevent or limit further marketing of the products based on the results of these post-marketing programs. In addition, prior to obtaining FDA marketing approval for each product, the FDA must, under the Food, Drug and Cosmetic Act, inspect the manufacturing facilities and procedures on a routine basis for compliance with its GMP regulations.

     Sales of the Company's products outside the United States are also subject to extensive regulatory requirements, which vary widely from country to country. Diagnostic products that have not been approved by the FDA may be exported for sale outside the United States only after receiving approval for export by the FDA. Furthermore, such products may be exported for use only in certain countries, generally countries within Europe, Canada, Australia and Japan, and, then, only if the appropriate regulatory authorities in such countries have approved such products for use in their respective countries. The time required to obtain such approval may be longer or shorter than that required for FDA approval. To date, the Company has received export approval from the FDA and import approval from the appropriate foreign regulatory bodies to market the Company's breast cancer and CML tests in Australia, Austria, Canada, Denmark, Germany, Ireland, Luxembourg, The Netherlands, Sweden, Switzerland and the United Kingdom.

     The Company's products that are being sold for research purposes only are properly labeled as such, as required by the FDA. The FDA imposes distribution requirements and procedures for companies selling "research use only" and "investigational use only" labeled products and requires that the seller label the products appropriately and establish that the products are being used as labeled. As a result of these requirements, most of the Company's products can only be sold to a limited number of customers for limited use and cannot be sold for broader commercial use without FDA approval. No assurance can be given that the Company will receive FDA approval for its products or that it will be able to sell its approved products in larger quantities.

     Any change in governmental regulations or in the interpretation thereof could have a material adverse effect on the Company. The Company is subject to regulation by other agencies in addition to the FDA, including the Environmental Protection Agency, the Occupational Safety and Health Administration, the Nuclear Regulatory Commission and the equivalent state and local regulatory agencies. The Company believes that it is in compliance with the regulations of such agencies.

Proprietary Rights and Licenses

     The Company relies on patent rights, trade secrets, trademarks, and nondisclosure agreements to establish and protect its proprietary rights in its technologies and products. Despite these precautions, it may be possible for unauthorized third parties to utilize the Company's technology or to obtain and use information that the Company regards as proprietary. The laws of some foreign countries do not protect the Company's proprietary rights in its processes and products to the same extent as do the laws of the United States.

     The Company has filed patent applications seeking patent protection for its products. Currently, the Company owns seven issued United States patents and numerous United States patents or patent applications are issued or pending for inventions owned by or licensed to the Company. In addition, numerous foreign patent applications or patents corresponding to these United States patents or patent applications are pending. The Company's owned or licensed issued United States patents have terms which are for the greater of seventeen years from grant, or twenty years from filing, and expire between 2006 and 2012.

     One of the patents, issued June 6, 1995 and licensed exclusively to the company by Princeton University, relates to methods for the formation of triple stranded nucleic acids.
Three of the United States patents owned by the Company relate to the Company's PROBE TECH(TM) technology for Southern analysis of DNA for use with the FDA approved cancer test system for the diagnosis of Leukemia and Lymphoma. Two of the United States patents relate to the Company's imaging systems. The sixth and seventh United States patents relate to the Company's DNA amplification technology. Foreign patent applications relating to this technology are pending in Europe, Canada and Japan. One of the Company's United States patent applications relates to the detection of bladder cancer and two United States patent applications relate to the isolation of fetal cells from maternal circulation. Two United States patent applications and an international patent application relate to enzymatic amplification of nucleic acid sequences technology. Other patent applications relate to the Company's imaging systems, certain aspects of the Company's genetic probes and reagents, certain aspects of the technology enabling its in situ hybridization chemistry, certain aspects of the Company's mutation detection technology, novel labeled nucleotides developed by the Company, and novel oligonucleotide analogs and gene repair methods, both developed by OncorPharm. There can be no assurance that the PTO or foreign patent offices will grant patent protection for the subject matter of any of these patent applications.

     The Company has licensed rights to inventions disclosed in United States and foreign patent applications relating to methods and probes for detecting the presence of the Fragile X syndrome. The Company believes that its licensors are the original inventors and are entitled to patent protection in the United States, but the Company is aware that certain third parties also have filed patent applications in the United States and abroad and claim to be entitled to patents related to this technology. There is presently pending an interference proceeding with these third parties in the PTO to resolve which party is entitled to a United States patent, if any. An unfavorable decision in such a proceeding might have an adverse effect on the Company.

     The Company relies substantially on certain technologies which are not patentable or proprietary and are therefore available to the Company's competitors. In addition, many of the processes and much of the know-how of importance to the Company's technology are dependent upon the skills, knowledge and experience of its scientific and technical personnel, which skills, knowledge and experience are not patentable. To protect its rights in these areas, the Company requires all employees, significant consultants and advisors, and collaborators to enter into confidentiality agreements. There can be no assurance however, that these agreements will provide meaningful protection for the Company's trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure of such trade secrets, know-how or proprietary information.
Further, in the absence of patent protection, the Company may be exposed to competitors who independently develop substantially equivalent technology or otherwise gain access to the Company's trade secrets, knowledge or other proprietary information.

     ONCOR(R), HYBRISOL(R), SURE BLOT(R), COATASOME(R) and APOPTAG(R) are registered trademarks of the Company. In addition to these trademarks, the Company is currently using the unregistered trademarks OPTICYTE(TM), BLOCKIT(TM), OPTIPROBE(TM), HYB-BATH(TM), B/T BLUE(TM), EX-WAX(TM), RNA PREP(TM), TEMPLATE-TAMER(TM), PROBE TECH(TM), N.E.A.T.(TM), INFINITY(TM), CHROMOCAM 300(TM), FLUORAMP(TM), INFORM(TM), ONCOR ARCHIVE(TM), ONCOR IMAGE(TM) and FIDELITY(TM), and has applied for the registration of the latter seven trademarks. The Company has filed applications to register REAMP and APOPNEXIN, which the Company intends to use as trademarks. Also, OncorPharm has filed applications for ONCORPHARM, CODON, ON-CODE, ONCODE, CODE MARKER and CODE REPAIR, which it intends to use as trademarks. The Company's trademark registrations have ten year terms and are renewable for additional ten year terms for as long as the Company is using the registered trademark.

     The Company has pursued a strategy of selectively licensing patents and technologies from third parties to accelerate the introduction of new products and to provide access to patented technologies and genetic probes. In some cases, the Company has assumed the prosecution of patent applications relating to the technology subject to these licenses. The Company's license agreements typically have a term equal to the term of the underlying patent or patents, or, in certain instances, six to ten years after the first commercial sale of a product developed from the licensed technology.

Employees

     The Company had 233 employees at February 28, 1996, including 72 research, clinical and related laboratory personnel; 69 employees in sales and marketing; and 92 employees in administration, finance, regulatory affairs, production and distribution. Of these employees, 59 reside and work outside the United States, primarily in Europe. Of the 72 laboratory employees, 35 have Ph.D.'s and one has an M.D. The future success of the Company will depend in large part upon its continued ability to attract and retain highly skilled and qualified personnel. Competition for such personnel is intense. None of the Company's U.S. employees is represented by a labor union. The Company has experienced no work stoppages and believes that its relations with its employees are excellent.

Additional Risk Factors

     Risk Associated with the Her-2/neu Gene-Based Test System

     In November 1995, an FDA advisory panel (the "Panel") made a recommendation against final approval of the Company's Pre-Market Approval ("PMA") application for the use of its Her-2/neu gene-based test system for diagnostic purposes. No assurance can be given that the Panel will reconsider its position or that the FDA will overturn the recommendation of the Panel or that the Company will obtain FDA approval for its Her-2/neu gene-based test system. The failure to obtain FDA approval for its Her-2/neu gene-based test system on a timely basis, or at all, would have a material and adverse effect on the Company's business, financial condition and results of operations. In the event that the Company receives FDA approval for its Her-2/neu gene-based test system, there can be no assurance that the Company will be capable of manufacturing the test system in commercial quantities at reasonable costs or marketing the product successfully, that the test system will be accepted by the medical diagnostic community, or that the market demand for the test system will be sufficient to allow profitable sales.

     History of Operating Losses

     Oncor has not been profitable since its inception in July 1983. For the year ended December 31, 1995, the Company incurred net losses of $18.2 million. As of December 31, 1995, the accumulated deficit of the Company was $72.7 million. The Company expects to incur additional substantial losses in future periods. The Company is unable to predict when, or if, it will become profitable.

     No Assurance of Regulatory Approvals; Government Regulation

     The Company is currently pursuing FDA approval of certain existing products and expects to pursue FDA approval of certain additional products under development. There can be no assurance that the Company will receive regulatory approval for any of its products or, even if it does receive regulatory approval for a particular product, that the Company will ever recover its costs in connection with obtaining such approval. The timing of regulatory approvals is not within the control of the Company. The failure of the Company to receive requisite approval, or significant delays in obtaining such approval, could have a material and adverse effect on the business, financial condition and results of operations of the Company.

     Approval by the FDA requires lengthy, detailed and costly laboratory procedures, clinical testing procedures and application preparation and defense efforts to demonstrate a product's efficacy and safety before a product can be sold for diagnostic use. Even if such regulatory approval is obtained for a product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections by the FDA and other regulatory agencies. The regulatory standards for manufacturing are applied stringently by the FDA. Discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, including costly recalls or even withdrawal of the product from the market. Furthermore, approval may entail ongoing requirements for postmarketing studies. Failure to maintain requisite manufacturing standards or discovery of previously unknown problems could have a material and adverse effect on the Company's business, financial condition or results of operations.

     Patents and Proprietary Rights

     The Company's success will depend in large part on its, or its licensors, ability to obtain patents, defend its patents, maintain trade secrets and operate without infringing upon the proprietary rights of others, both in the United States and in foreign countries. The patent position of firms relying upon biotechnology is highly uncertain in general and involves complex legal and factual questions. To date there has emerged no consistent policy regarding the breadth of claims allowed in biotechnology patents or the degree of protection afforded under such patents. The Company relies on certain patents and pending United States and foreign patent applications relating to various aspects of its products. These patents and patent applications are either owned by the Company or rights under them are licensed to the Company. There can be no assurance that patents will issue as a result of any such pending applications or that, if issued, such patents will be sufficiently broad to afford protection against competitors with similar technology. In addition, there can be no assurance that any patents issued to the Company, or for which the Company has license rights, will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. The commercial success of the Company will also depend upon avoiding the infringement of patents issued to competitors and upon maintaining the technology licenses upon which certain of the Company's current products are, or any future products under development might be, based. Litigation, which could result in substantial cost to the Company, may be necessary to enforce the Company's patent and license rights or to determine the scope and validity of others' proprietary rights. If competitors of the Company prepare and file patent applications in the United States that claim technology also claimed by the Company, the Company may have to participate in interference proceedings declared by the United States Patent and Trademark Office ("PTO") to determine the priority of invention, which could result in substantial cost to the Company, even if the outcome is favorable to the Company. An adverse outcome could subject the Company to significant liabilities to third parties and require the Company to license disputed rights from third parties or cease using the technology. A United States patent application is maintained under conditions of confidentiality while the application is pending in the PTO, so that the Company cannot determine the inventions being claimed in pending patent applications filed by its competitors in the PTO. Further, United States patents do not provide any remedies for infringement that occurred before the patent is granted.

     The University of California and its licensee, Vysis, Inc. ("Vysis"), filed suit against Oncor on September 5, 1995 for infringement of U.S. Patent No. 5,447,841 entitled Methods and Compositions for Chromosome Specific Staining which issued on that same date. The patent relates to a method of performing in situ hybridization using a blocking nucleic acid that is complementary to repetitive sequences. A failure to successfully defend against or settle this suit may result in damages being assessed against the Company and an injunction against the sale of some of the Company's probes. The University of California and Vysis have offered to grant the Company a non-exclusive license.

     The Company has licensed rights to inventions disclosed in United States and foreign patent applications relating to methods and probes for detecting the presence of the Fragile X syndrome. The Company believes that its licensors are original inventors and are entitled to patent protection in the United States, but the Company is aware that certain third parties also have filed patent applications in the United States and abroad and claim to be entitled to patents related to this technology. The Company has initiated an interference proceeding with these third parties in the PTO to resolve which party is entitled to a United States patent, if any. The application licensed by the Company is senior in the interference. An unfavorable decision in such a proceeding could have an adverse effect on the Company.

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

     The Company relies substantially on certain technologies that are not patentable or proprietary and are therefore available to the Company's competitors. The Company also relies on certain proprietary trade secrets and know-how that are not patentable. Although the Company has taken steps to protect its unpatented trade secrets and know-how, in part through the use of confidentiality agreements with its employees, consultants and certain of its contractors, there can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently developed or discovered by competitors.

     Uncertainties Relating to Product Development

     Most of the Company's products have not been approved by the FDA and may be sold only for research purposes. The Company has undertaken to seek FDA approval for certain of these products, and may in the future undertake to seek such approval for other products, and substantial additional investment, laboratory development, clinical testing and FDA approval will be required prior to the commercialization of such products for diagnostic purposes. There can be no assurance that the Company will be successful in developing such existing or future products, that such products will prove to be efficacious in clinical trials, that required regulatory approvals can be obtained for such products, that such products, if developed and approved, will be capable of being manufactured in commercial quantities at reasonable costs, will be marketed successfully or will be accepted by the medical diagnostic community, or that market demand for such products will be sufficient to allow profitable operations.

     International Sales and Foreign Exchange Risk

     The Company derived approximately $9.0 million or 56% of its total product revenues, from customers outside of the United States for the year ended December 31, 1995. The Company anticipates that a significant amount of its sales will take place in European countries and likely will be denominated in currencies other than the U.S. dollar. These sales may be adversely affected by changing economic conditions in foreign countries and by fluctuations in currency exchange rates. Any significant decline in the applicable rates of exchange could have a material adverse effect on the Company's business, financial condition and results of operations. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, lack of acceptance of products in foreign markets, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences, restrictions on repatriation of earnings and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a material adverse effect on the Company's future international revenues and, consequently, on the Company's business, financial condition and results of operations.


     In connection with the acquisition of Appligene S.A. (together with its consolidated subsidiaries, "Appligene"), the Company issued or acquired approximately $6 million in indebtedness denominated in French francs. Accordingly, any significant decline in the value of the U.S. dollar as compared to the French franc would materially increase the dollar amount required to repay such indebtedness. Although the Company intends to continue to mitigate such risk through hedging transactions, such transactions may not be available to the Company at a reasonable cost, or at all.

     Limited Manufacturing Experience

     The Company's ability to conduct clinical trials on a timely basis, to obtain regulatory approvals and to commercialize its products will depend in part upon its ability to develop and maintain facilities to manufacture its products, either directly or through third parties, at a competitive cost in accordance with the FDA's prescribed current Good Manufacturing Practices ("GMP") and other regulatory requirements. Any failure to maintain manufacturing facilities in accordance with the FDA's GMP requirements could result in the inability of the Company to manufacture its products and may limit the Company's ability to deliver its products to its customers, which would have a material and adverse effect on the Company's business, financial condition and results of operations. No assurance can be given that the Company will be able to develop and maintain GMP facilities or engage third parties to do so at a cost acceptable to the Company.

     The Company has only limited experience in manufacturing products on a commercial basis. The Company believes that its existing manufacturing facilities will enable it to produce commercial quantities of its products through 1996. No assurance can be given, however, that manufacturing or quality control problems will not arise if the Company increases production of its products, or if additional facilities are required in the future.

     Limited Marketing and Distribution Experience

     The Company markets and sells its products for research purposes and, once approved by the appropriate regulatory authority, for diagnostic use, through its direct sales forces in both Europe and the United States and indirectly through third parties in the Pacific Rim. The Company only has limited experience in sales, marketing and distribution. In order to market its products directly, the Company must maintain a sales force with technical expertise and an understanding of the Company's products. There can be no assurance that the Company will be able to maintain such a sales force or that the Company's direct sales and marketing efforts will be successful. In addition, the Company's products compete with the products of many other companies that currently have extensive and well-funded marketing and sales operations. There can be no assurance that the Company's marketing and sales efforts will compete successfully against such other companies. To the extent the Company enters arrangements with third parties, any revenues received by the Company will be dependent on the efforts of such third parties, and there can be no assurance that such efforts will be successful.

     Competition and Technological Change

     The diagnostic and biotechnology industries are subject to intense competition and rapid and significant technological change. Competitors of the Company in the United States and in foreign countries are numerous and include, among others, diagnostic, health care, pharmaceutical, biotechnology and chemical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors have substantially greater financial and technical resources and production and marketing capabilities than the Company. There can be no assurance that these competitors will not succeed in developing technologies and products that are more effective, easier to use or less expensive than those that have been or are being developed by the Company or that would render the Company's technology and products obsolete and noncompetitive. The Company also competes with various companies in acquiring technology from academic institutions, government agencies and research organizations. In addition, many of the Company's competitors have significantly greater experience than the Company in conducting clinical trials of new diagnostic products and in obtaining FDA and other regulatory approvals of products for use in health care. Accordingly, the Company's competitors may succeed in obtaining regulatory approval for products more rapidly than the Company. See "Business - Competition."

     Investment in OncorMed and OncorPharm

     The Company owns approximately 29% of the common stock of its publicly-traded affiliate, OncorMed, and 53% of the voting securities of its consolidated subsidiary, OncorPharm. The shares of common stock of both OncorMed and OncorPharm held by the Company are not currently freely tradeable and no public market exists for the Common Stock of OncorPharm. Therefore, there can be no assurance that the Company will be able to realize the economic benefit of its investment or predict the timing of such realization. The value of the Company's investment in OncorMed represents a significant portion of the total assets of the Company and such value fluctuates with the market price of OncorMed's common stock. Therefore, any event that has a material and adverse effect on the market price of the common stock of OncorMed will have a material and adverse effect on the value of the Company's investment in OncorMed. Although Stephen Turner, the Company's Chief Executive Officer, is a Director of OncorMed and the Company is a significant stockholder in OncorMed, the Company does not control the day-to-day operations and management of OncorMed and, therefore, has little direct control over its operations and financial results. OncorPharm will require additional financing in the future. The Company does not currently intend to provide a significant portion of such financing although the Company may provide additional financing in the future. The failure of OncorPharm to obtain any required financing on acceptable terms could have a material and adverse effect on the value of the Company's investment in OncorPharm.

     Restricted Use of the Company's Products

     The Company currently has received FDA approval to sell one of its leukemia and lymphoma test systems as a diagnostic product but the Company's other products must be sold in the United States for research purposes only and must be labeled accordingly. The FDA imposes distribution requirements and procedures on companies selling products for research purposes only, including the requirement that the seller receive specified certifications from its customer as to the customer's intended use of the product. As a result of these requirements, most of the Company's products can only be sold in the United States to a limited number of customers for limited use and can not be sold for broader commercial use without FDA approval. No assurance can be given that the Company will receive FDA approval for its products or that it will be able to sell its approved products in larger quantities. See "Business - Government Regulation."

     Government Funding

     The Company's products being sold for research purposes only are in large part purchased by cancer researchers operating under government funded programs both in the U.S. and in foreign countries. These products are also purchased by researchers involved in the human genome project, which is likewise principally funded by the government. There can be no assurance that such government funding will continue at its current level. The Company would be adversely affected by decreases in or changes in the kinds of government funding for cancer research or human genome research.

     Attraction and Retention of Key Personnel

     The Company's ability to successfully develop marketable products and to maintain a competitive position will depend in large part on its ability to attract and retain highly qualified scientific and management personnel. The Company is highly dependent upon the principal members of its management, scientific staff and Science Advisory Board. Competition for such personnel and advisors is intense, and there can be no assurance that the Company will be able to continue to attract and retain such personnel. See "Business - Employees" and "Management."

     Uncertainty Related to Health Care Reform
       Measures and Third-Party Reimbursement

     Political, economic and regulatory influences are likely to lead to fundamental change in the health care industry in the United States. Numerous proposals for comprehensive reform of the nation's health care system have been introduced in Congress over the past year. In addition, certain states are considering various health care reform proposals. The Company anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery systems and payment methodologies, and that public debate of these issues will likely continue in the future. Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, the Company cannot predict which, if any, reforms will be adopted, when they may be adopted, or what impact they may have on the Company. The Company's ability to earn sufficient returns on its products may also depend in part on the extent to which reimbursement for the costs of such products will be available from government health administration authorities, private health insurers and other organizations. Third-party payors are increasingly challenging the price and cost effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and there can be no assurance that adequate reimbursement will be available or sufficient to allow the Company to sell its products on a competitive basis.

     Additional Financing Requirements and
       Access to Capital Funding

     The Company has expended and will continue to expend in the future substantial funds to continue the research and development of its products, conduct clinical trials, make capital expenditures, establish additional manufacturing capability, and market its products. The Company believes that its existing funds will be adequate to finance its operations at least through 1996. This belief is based on the Company's current research and development plans, the current regulatory environment, historical industry experience in the development of biotechnology products and general economic conditions. However, the Company's cash requirements may vary materially from those now planned as a result of unforeseen changes that could consume a significant portion of the available resources before such time. To the extent that funds expected to be generated from the Company's operations are insufficient to meet current or planned operating requirements, the Company will seek to obtain additional funds through equity or debt financing, collaborative or other arrangements with corporate partners and others, and from other sources. No assurance can be given that additional financing will be available when needed or on terms acceptable to the Company. If adequate funds are not available, the Company may be required to delay or to eliminate expenditures for certain of its products or to license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to develop itself.

     Product Liability

     The testing, marketing and sale of health care products could expose the Company to the risk of product liability claims. A product liability claim could have a material and adverse effect on the business, results of operations or financial condition of the Company. The Company currently maintains product liability insurance coverage of $5.0 million per occurrence. There can be no assurance, however, that the insurance policy will respond to any specific claim, that this coverage will be adequate to protect the Company against future product liability claims or that product liability insurance will be available to the Company in the future on acceptable terms, if at all.

     Environmental Risks

     The manufacturing and research and development processes of the Company involve the controlled use of hazardous materials. The Company is subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although the Company believes that its activities currently comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company. In addition, there can be no assurance that the Company will not be required to incur significant costs to comply with environmental laws and regulations in the future.

     Possible Volatility of Stock Price

     The market prices for securities of life sciences companies, including the Company, have been highly volatile and the market has experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Announcements of technological innovations or new commercial products by the Company or its competitors, developments concerning proprietary rights, including patents and litigation matters, publicity regarding actual or potential clinical trial results with respect to products under development by the Company or others, decisions regarding regulatory approvals of the products of the Company or others, regulatory developments in both the United States and foreign countries, public concern as to the efficacy of new technologies, general market conditions, as well as quarterly fluctuations in the Company's revenues and financial results and other factors, may have a significant impact on the market price of the Common Stock. In particular, the realization of any of the risks described in these "Risk Factors" could have a dramatic and adverse impact on such market price.


ITEM 2.   PROPERTIES

     The Company's principal administrative, marketing, manufacturing and research and development facilities consist of approximately 65,000 square feet in Gaithersburg, Maryland and 12,000 square feet in Strasbourg, France. The Company occupies the Gaithersburg, Maryland facilities under four lease agreements expiring in March 1997 through June 1998 with options to extend the principal leases for up to two additional five year terms. The facilities in Strasbourg, France are under a capital lease with a term of 15 years. The Company believes that suitable additional space will be available as needed.


ITEM 3.   LEGAL PROCEEDINGS

     As noted under "Item 1.  Business - Additional Risk
Factors - Patents and Proprietary Rights," elsewhere in this Annual Report, the Company has received notices from time to time claiming that certain of the Company's products infringe patents of third parties and has submitted the notices to its patent counsel for review. There can be no assurance, however, that these claims will not give rise to infringement proceedings involving the Company or that the Company would prevail in any such proceedings. Patent litigation has frequently proven in recent years to be complex and expensive and the outcome of patent litigation can be difficult to predict. If the Company were to be precluded from selling products incorporating the disputed technologies or required to pay damages or make additional royalty or other payments with respect to such sales, the Company's business, financial condition and results of operations could be materially and adversely affected.

     The University of California and its licensee, Vysis, filed suit against Oncor on September 5, 1995 for infringement of U.S. Patent No. 5,447,841 entitled Methods and Compositions for Chromosome Specific Staining which issued on that same date. The patent relates to a method of performing in situ hybridization using a blocking nucleic acid that is complementary to repetitive sequences. A failure to successfully defend against or settle this suit may result in damages being assessed against the Company and an injunction against the sale of some of the Company's probes. The University of California and Vysis have offered to grant the Company a non-exclusive license.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                             PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the American Stock Exchange (the "Exchange") under the symbol "ONC." Prior to
May 15, 1995, the Company's Common Stock was traded on the NASDAQ National Market. The following table sets forth, for the calendar periods indicated, the range of high and low sale prices for the Common Stock as reported by the Exchange or NASDAQ:


                                                High       Low

     1994
     First Quarter. . . . . . . . . . . .      10-5/8     5-7/8
     Second Quarter . . . . . . . . . . .       7-1/4     5
     Third Quarter. . . . . . . . . . . .       7         4-7/8
     Fourth Quarter . . . . . . . . . . .       6-3/4     3-3/4

     1995
     First Quarter. . . . . . . . . . . .       5         3-1/2
     Second Quarter . . . . . . . . . . .       6-3/4     3-3/4
     Third Quarter. . . . . . . . . . . .       8-5/8     5-7/8
     Fourth Quarter . . . . . . . . . . .       7-11/16   3-3/4


HOLDERS

     As of December 31, 1994, the approximate number of record holders of Common Stock was 515.

DIVIDENDS

     The Company has never declared or paid any cash dividends on its Common Stock. The Company currently intends to retain all future earnings, if any, for the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data set forth below as of December 31, 1991, 1992, 1993, 1994 and 1995 for each of the periods then ended, have been derived from the audited consolidated financial statements of the Company. The consolidated financial statements of the Company as of December 31, 1994 and 1995 and for each of the years in the three-year period ended December 31, 1995, together with the notes thereto and the related report of Arthur Andersen LLP, independent public accountants, are included elsewhere in this Annual Report. The selected financial data set forth below should be read in conjunction with the consolidated financial statements of the Company and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report.


                                        Year Ended December 31,
                                1991      1992      1993      1994       1995
                                ----      ----      ----      ----       ----
                                    (In thousands, except per share data)

Statement of Operations Data:
Gross revenues:
  Product sales . . . . . .    $4,688    $6,480    $9,238    $12,425   $16,193
  Grant revenue . . . . . .         -       100        62        342       895
  Contract revenue. . . . .     1,050         -         -         48       300
                              --------  -------- ---------  -------- ----------
     Total gross revenues .     5,738     6,580     9,300     12,815    17,388
                              --------  -------- ---------  -------- ----------

Operating expenses:
  Direct cost of sales . . .    2,850     3,555     4,376      7,254     8,280
  Amortization of
   intangible assets . . . .        -         -         -        414     1,339
  Selling, general and
   administrative. . . . . .    4,193     5,912     7,575      9,539    13,752
  Research and development .    2,976     5,952     9,117      9,609    10,422
  Buyout of R&D contract . .        -     1,447         -          -         -
  Write off acquired R&D
   projects in process . . .        -         -         -      3,574         -
                             ---------  -------- ---------  --------- ---------
Total operating expenses . .   10,019    16,866    21,068     30,390    33,793
                             ---------  -------- ---------  --------- ---------
Loss from operations . . . .  ($4,281)  (10,286)  (11,768)   (17,575)  (16,405)

Other income (expenses),
  net. . . . . . . . . . . .      102     1,051       681     (2,003)   (1,825)
                             ---------  -------- ---------  --------- ---------
Net loss . . . . . . . . . .  $(4,179)  $(9,235) $(11,087)  $(19,578) $(18,230)
                             =========  ======== =========  ========= =========
Net loss per share(1). . . .   $(0.42)   $(0.64)   $(0.71)    $(1.01)   $(0.87)
Weighted average shares
  outstanding. . . . . . . .    9,863    14,518    15,558     19,437    20,888

                                               December 31,
                              1991      1992      1993       1994          1995
                              ----      ----      ----       ----          ----
                                             (In thousands)

Balance Sheet Data:

Cash and liquid
 investments. . . . . . . . $ 4,442   $27,922   $18,587    $23,301   $15,830

Total assets. . . . . . . .   8,991    34,822    29,201     51,525    46,121

Long-term liabilities . . .     380       223       164      2,513     9,320

Accumulated deficit . . . . (14,526)  (23,762)  (34,848)   (54,427)  (72,657)

Stockholders' equity. . . .   6,799    33,297    24,186     40,279    25,987


___________

(1) Net loss per share is determined using the weighted-average number of shares of Common Stock outstanding during the years presented. The effects of options, warrants, and notes payable to stockholders have not been considered, since the effects would be antidilutive.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION


     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto. This Report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should specifically consider the various factors identified in this Report which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth in "Business - Additional Risk Factors."

Overview

     The Company's sales to date have consisted primarily of sales of products used for research purposes and imaging systems. Sales of products for diagnostic use require FDA approval. As a result, analysis of past sales of products for research use are not necessarily indicative of future sales of products for diagnostic purposes.

     In May 1994, the Company acquired the imaging line of business of Biological Detections Systems, Inc. ("BDS"). The aggregate purchase price of $3.7 million was paid in cash, notes and Common Stock of the Company. In September 1994, the Company acquired 98.5% of the outstanding stock of Appligene, headquartered in Strasbourg, France. The aggregate purchase price of $10.6 million was paid in cash, notes and Common Stock of the Company. The acquisitions of Appligene and the imaging line of business of BDS in 1994 (together, the "Acquisitions") were accounted for as purchases and accordingly, the consolidated results of operations for the Company include the results of these acquired businesses from their respective dates of acquisition. The Company attributed approximately $2.5 million and $1.1 million of the purchase prices of the imaging line of business of BDS and of Appligene, respectively, to the value of acquired research and development projects in progress. Accordingly, such amounts were expensed by the Company at their respective dates of acquisition. A significant amount of the Company's sales in Europe are as a result of the Appligene acquisition. Approximately $1.1 million of the purchase price of BDS was allocated to intangible assets, and such amount is being amortized over five years. Approximately $9.7 million of the purchase price of Appligene was allocated to intangible assets and is being amortized on a straight line method over periods of two to ten years, with a weighted average amortization period of eight years. See Note 3 of the Notes to Consolidated Financial Statements.

     In October 1994, OncorMed previously an 83% owned consolidated subsidiary of the Company, completed an initial public offering of its Common Stock which reduced the Company's ownership interest in OncorMed to approximately 40%.
Accordingly, the results of operations of OncorMed were accounted for on the equity method of accounting retroactive to January 1, 1994, resulting in a non-operating expense of $3.1 million for the Company's proportionate share of OncorMed's losses in 1994. In addition, the Company increased its carrying value of its investment in OncorMed by $5.5 million to an amount equal to the Company's proportionate share of the recorded stockholders' equity of OncorMed at the completion of the initial public offering. The adjustment was credited directly to the stockholders' equity of the Company in the fourth quarter of 1994. In February 1996, OncorMed completed a public offering of its Common Stock which reduced the Company's ownership interest in OncorMed to approximately 29%. The Company will increase its carrying value of its investment in OncorMed by approximately $4.0 million to an amount equal to the Company's proportionate share of the recorded stockholders' equity of OncorMed at the completion of the offering and credit the adjustment directly to stockholders' equity in the first quarter of 1996. The Company will continue to record its proportionate share of the results of operations of OncorMed, expected to be losses throughout 1996, adjusting the carrying value of the investment and advances until such time that the carrying value and advances are eliminated.

     In June 1994, the Company formed OncorPharm, a consolidated subsidiary, to develop and commercialize therapeutic products using Oncor's technologies in the field of genetic repair and drug delivery. OncorPharm was initially capitalized with a $1,000,000 capital contribution from the Company and has subsequently raised $3,000,000 in a private placement. The Company has advanced approximately $650,000 to OncorPharm which amount was converted into OncorPharm Common Stock at $2.00 per share.

Results of Operations

     Consolidated product sales increased 30% to $16.2 million in 1995 compared to $12.4 million in 1994, which represented a 34% increase from $9.2 million in 1993. In each period, sales increases in the Company's core business units more than offset significant declines in the sale of industrial imaging systems. Industrial imaging sales were $0.3 million, $1.3 million, and $2.2 million in 1995, 1994, and 1993, respectively. The Company is actively pursuing the divestiture of that business unit. The net increase in sales in 1995 as compared to 1994 is attributable to increases in product sales in Europe through the Company's French subsidiary, Appligene. The net increase in sales in 1994 compared to 1993 was due to revenues generated by Appligene, which was acquired in September 1994, and the release of new products. In 1994, Appligene accounted for $2.1 million of the sales increase occurring since the date of its acquisition in September 1994. The sale of probes and reagents increased by $1.5 million in 1994 compared to 1993, due largely to the development and commercialization of new products.

     Contract and grant revenue increased to $1.2 million in 1995 from $0.4 million in 1994. Two grants were received from the National Institutes of Health, one in the middle of 1994 and the other early in 1995. The grant proceeds are earned over two year periods, during which periods grant revenue is recorded as the research work progresses. The underlying contracts and grants expire in 1996 and 1997. Extensions of the grants are being pursued, but no assurance of extension can be made. Contract and grant revenue was not significant in 1993.

     Gross profit as a percent of sales increased to 49% in 1995 from 42% in 1994, which represented a decrease from 53% in 1993. The increase in 1995 over 1994 was due to favorable product mix and to increased sales in Europe which support higher margins. The margin in 1993 was higher than in 1994 because of the relatively high amount of sales of higher profit margin industrial imaging products and of the favorable effect of spreading fixed manufacturing costs over higher production levels.

     Amortization of intangible assets in 1995 and 1994 was due to the amortization of the portion of the purchase price of Appligene attributable to the value of intangible assets acquired, primarily for contracts, completed research projects, and the excess of the purchase price over the book value of the assets acquired. The intangible assets are being amortized on a straight line basis over periods ranging from two to ten years, with a weighted average period of approximately eight years.

     Selling, general and administrative expenses increased 45% to $13.8 in 1995, compared to $9.5 million in 1994, which represented a 26% increase from $7.6 million in 1993. Approximately $1.9 million of the increase in 1995 is attributable to expenses associated with the first full year of the inclusion of Appligene. An additional increase of $0.5 million in selling, general, and administrative expenses of Appligene was due to (i) depreciation on a new facility, (ii) higher levels of its sales force, and (iii) unfavorable exchange rate differences. An additional $0.7 million of the 1995 increase was due to the general and administrative expenses incurred by the OncorPharm subsidiary, which had no significant general and administrative expenses in 1994. The remainder of the increase of approximately $1.1 million was primarily due to increased expenses associated with the expansion of the Company's marketing and field sales force in North America, beginning in the second half of 1994. Approximately $1.4 million of the increase in 1994 compared to 1993 is attributable to expenses associated with the acquisition of Appligene and the integration and consolidation of the Company's newly-acquired and existing biological imaging businesses.

     Research and development expenses increased 3% to $8.2 million in 1995, compared to $8.0 million in 1994, which represented a 14% increase from $7.0 million in 1993. There was an increase of $0.9 million in 1995 compared to 1994 in research and development expenses attributable to the first full year of research and development expenses of Appligene and to OncorPharm research expenses. An increase of $0.4 million in 1995 was due to additional expenditures to support current FDA applications for diagnostic products, including the Company's Her-2/neu genetic test system. This increase was offset in part by a decrease in the expenditures made for license fees and grants to independent researchers in 1995. The acquisition of a sequencing enzyme technology for the detection of subtle genetic mutations accounted for $0.5 million of the increase in research and development expenses in 1994 compared to 1993.

     Clinical and regulatory expenses increased 35% to $2.3 million in 1995, compared to $1.7 million in 1994, which represented a 23% decrease from $2.1 million in 1993. The increase in clinical and regulatory expenses in 1995 compared to 1994 was attributable to the substantial regulatory efforts associated with the Company's current applications for FDA approval of certain diagnostic tests, including Her-2/neu.
During 1993, clinical and regulatory expenses were higher than in 1994 due to costs associated with clinical trials for the Company's genetic test systems for chronic myelogenous leukemia and breast cancer.

     Write-off of acquired research and development projects in process of $3.6 million in 1994 was attributable to the acquisitions of Appligene and BDS.

     Investment income decreased 23% to $1.0 million in 1995, compared to $1.3 million in 1994, which represented a 97% increase from $0.7 million in 1993. The level of investment income is directly related to the level of investment funds which increased in early 1994 with the public offering of common stock and thereafter decreased through operating expenditures.

     Other expense of $0.5 million in 1995 and $0.2 million in 1994 represents primarily interest expense which has become more significant through the issuance and acquisition of debt related to the businesses acquired in 1994. Such debt is largely at fixed interest rates.

     Equity in net loss of affiliate was $2.4 million in 1995 and $3.1 million in 1994 attributable to the Company's interest in the losses of its unconsolidated affiliate, OncorMed. The decrease was due to a reduction in the level of the Company's interest in the affiliate in late 1994. In 1993, the Company included in its consolidated loss from operations expenses of $0.6 million attributable to OncorMed.

     As a result of the factors discussed above, net loss decreased 7% to $18.2 million in 1995 compared to $19.6 million in 1994, which represented an increase of 77% from $11.1 million in 1993.

     The Company does not believe that inflation has had a material effect on its results of operations during the last three years.

Liquidity and Capital Resources

     The cash and liquid investments balances of the company were $15.8 million at December 31, 1995, compared to $23.3 million at December 31, 1994. Liquid investments include cash equivalents, short-term investments and non-current fixed income securities investments as set forth on the consolidated balance sheet included elsewhere in this Annual Report. The Company invests its excess cash exclusively in publicly traded, investment grade, fixed income securities.

     The following table sets forth the most significant elements of the cash flows of the Company in 1995 (in millions of dollars):

     Net cash used in operating activities           $(12.8)
     Proceeds from the sale of Common Stock and
       issuance of convertible note payable            12.3
     Principal portion of debt repayments              (4.2)
     Net investment in working capital                 (1.0)
     Purchase of equipment and leasehold
       improvements                                    (3.1)
     Proceeds from exercise of options, long-term
       borrowings and other                             1.3
                                                     -------
     Net decrease in cash and liquid investments     $ (7.5)
                                                     =======

      The net cash used in operating activities is the result of the losses of the Company described in "Results of Operations" above in this management's discussion and analysis. The
Company's operations in 1996 will require the further utilization of significant amounts of cash.

     The proceeds of $12.3 million from the sales of Common Stock and issuance of convertible note payable were from a private placement of $9.3 million in December 1995 and from sales of Common Stock of OncorPharm of $3.0 million in a private placement of preferred stock in April 1995.





     The principal portion of debt service related principally to debt incurred in connection with acquisitions made in 1994 and is expected to continue at a reduced rate through the third quarter of 1996.

     The net investment in working capital related to the establishment of base stocks of Appligene products in the U.S.
and of other new product lines.

     Purchases of equipment and leasehold improvements were primarily for (i) construction of the OncorPharm laboratory and
(ii) replacement of communication and data processing systems. The Company expects the level of capital purchases to continue at a reduced rate in 1996.

     The Company leases most of its facilities under operating leases with aggregate annual obligations for 1996 of $0.8 million. The Company has committed to expend $1.1 million in support of various research agreements for 1996.

     The Company includes its proportionate share of the losses of OncorMed and OncorPharm in its net losses. Losses relating to the activities of OncorPharm and OncorMed contributed $1.8 million and $2.3 million, respectively, to the net loss in 1995. OncorPharm had $1.3 million of cash included in the Company's consolidated cash balance at December 31, 1995. OncorPharm will require additional financing in the near future and may seek additional private equity capital from sources other than the Company. The Company does not currently intend to provide a significant portion of such financing although the Company may do so.

     The Company has available approximately $64.3 million in U.S. income tax net operating loss carryforwards which will significantly reduce any income tax liability which otherwise would be due on profits, if any, earned in the future.

     Other than as noted above with respect to OncorPharm, the Company believes that it has sufficient cash resources for at least the remainder of 1996.

Subsequent Event

     In March 1996, the holders of certain of the Company's convertible notes exercised their rights to convert $2.1 million of principal amount of the notes into Common Stock of the Company at a conversion price of approximately $4.22 per share. Accordingly, the Company issued approximately 497,000 registered shares of Common Stock pursuant to this conversion.

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY
          DATA.


Index to Consolidated Financial Statements
                                                            Pages

Report of Independent Public Accountants . . . . . . . . .   F-1

Consolidated Financial Statements:

     Consolidated Balance Sheets at
        December 31, 1994 and 1995 . . . . . . . . . . . .   F-2

     Consolidated Statements of Operations
        for the years ended December 31, 1993,
        1994 and 1995. . . . . . . . . . . . . . . . . . .   F-3

     Consolidated Statements of Changes in
        Stockholders' Equity for the years
        ended December 31, 1993, 1994 and 1995 . . . . . .   F-4

     Consolidated Statements of Cash Flows
        for the years ended December 31, 1993,
        1994 and 1995. . . . . . . . . . . . . . . . . . .   F-5

Notes to Consolidated Financial Statements . . . . . . . .   F-6


ITEM 9.   CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE.

          None.

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Oncor, Inc.:

We have audited the accompanying consolidated balance sheets of Oncor, Inc. (a Maryland corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oncor, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.







                                  ARTHUR ANDERSEN LLP


Washington, D.C.
February 26, 1996



                                ONCOR, INC.

                        CONSOLIDATED BALANCE SHEETS

                                                  As of December 31,
                                             --------------------------
                                                 1994           1995
                                                 ----           ----
                                  ASSETS
CURRENT ASSETS:
  Cash and cash equivalents (Note 2)          $9,749,911    $14,249,925
  Short-term investments, at market            4,923,416      1,580,127
  Accounts receivable, net of allowance
    for doubtful accounts of approxi-
    mately $173,000 and $341,000               3,698,336      3,946,147
  Inventories                                  5,402,401      6,356,041
  Other current assets                           939,123      1,714,030
    Total current assets                      24,713,187     27,846,270
                                             ------------   ------------

NON-CURRENT ASSETS:
  Property and equipment, net                  4,612,006      7,445,214
  Long-term investments                        8,627,706          -
  Deposits and other non-current assets          110,763        718,183
  Investment in and advances in affiliate      3,441,556        832,809
  Intangible assets, net                      10,020,092      9,278,376
    Total non-current assets                  26,812,123     18,274,582
                                             ------------   ------------

     Total assets                            $51,525,310    $46,120,852
                                             ============   ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                            $2,902,951     $3,679,034
  Accrued expenses and other current
    liabilities                                1,606,607      1,596,203
  Short-term borrowings                          907,555        227,839
  Current portion of long-term debt            3,089,648      2,302,156
    Total current liabilities                  8,506,761      7,805,232
                                             ------------   ------------

NON-CURRENT LIABILITIES:
  Long-term debt                               2,422,079      9,301,408
  Deferred rent                                   91,081         18,223
    Total non-current liabilities              2,513,160      9,319,631
                                             ------------   ------------

     Total liabilities                        11,019,921     17,124,863
                                             ------------   ------------





COMMITMENTS AND CONTINGENCY (Note 7)

MINORITY INTEREST IN CONSOLIDATED
  SUBSIDIARY                                     226,428     3,008,637
                                             ------------   ------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 1,000,000
    shares authorized, no shares issued            -              -
  Common stock, $.01 par value,
    50,000,000 shares authorized,
    20,743,347 and 21,822,477 issued;
    20,663,938 and 21,743,068 outstanding        206,639        217,431
  Additional paid-in capital                  94,734,791     98,233,612
  Unrealized gain (loss) on investments           (1,948)           556
  Cumulative translation adjustment              (13,224)       412,787
  Accumulated deficit                        (54,426,785)   (72,656,522)
  Less - 79,409 shares of common
    stock held in treasury, at cost             (220,512)      (220,512)
    Total stockholders' equity                40,278,961     25,987,352
                                             ------------   ------------

     Total liabilities and
     stockholders' equity                    $51,525,310    $46,120,852
                                             ============   ============


                The accompanying notes are an integral part
                   of these consolidated balance sheets.




                                    ONCOR, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS


                                       Years Ended December 31,
                            ---------------------------------------------
                                  1993           1994            1995
                                  ----           ----            ----
GROSS REVENUES:
  Product sales               $9,237,787     $12,424,840     $16,192,836
  Contract and Grants             61,994         389,905       1,194,646
                            ---------------------------------------------
  Gross revenues               9,299,781      12,814,745      17,387,482
                            ---------------------------------------------

OPERATING EXPENSES:
  Direct cost of sales         4,375,484       7,253,984       8,279,445
  Amortization of
   intangible assets               -             413,771       1,339,023
  Selling, general and
   administrative              7,574,408       9,539,097      13,751,342
  Research and development     6,972,771       7,957,775       8,169,625
  Clinical and regulatory      2,144,696       1,651,411       2,252,505
  Write off of acquired
   research & development
   projects in process             -           3,574,120           -
                            ---------------------------------------------
  Total operating expenses    21,067,359      30,390,158      33,791,940
                            ---------------------------------------------

LOSS FROM OPERATIONS         (11,767,578)    (17,575,413)    (16,404,458)
                            ---------------------------------------------

OTHER INCOME (EXPENSE):
  Investment income              657,714       1,297,552       1,032,584
  Interest and other
   expenses, net                  (8,176)       (179,946)       (501,410)
  Equity in net loss of
   affiliate                      31,509      (3,120,928)     (2,356,453)
                            ---------------------------------------------
    Net other expense            681,047      (2,003,322)     (1,825,279)
                            ---------------------------------------------

    Net loss                ($11,086,531)   ($19,578,735)   ($18,229,737)
                            =============================================

NET LOSS PER SHARE             ($0.71)         ($1.01)         ($0.87)
                            =============================================

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING          15,587,813      19,436,852      20,887,873
                            =============================================

                 The accompanying notes are an integral part
                      of these consolidated statements.







                                    ONCOR, INC.


            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             for the periods ended December 31, 1993, 1994, and 1995
                                     (Part I)

                                              Common    Unrealized
                        Common Stock          Stock       (Loss)     Cumulative
                    ---------------------    Warrants    Gain On     Translation
                      Shares      Amount   Outstanding  Investments  Adjustment
                    ------------------------------------------------------------
BALANCE,
December 31, 1992   15,399,969   $154,000    $25,311         -            -

 Exercise of unit
  purchase options      72,600        726     36,300         -            -

 Conversion of
  common stock
  warrants into
  common stock          53,979        540    (56,231)        -            -

 Exercise of stock
  options              351,785      3,517       -            -            -

 Net loss                 -          -          -            -            -
                    ------------------------------------------------------------
BALANCE,
December 31, 1993   15,878,333    158,783      5,380         -            -

 Sales of common
  stock              3,350,000     33,500       -            -            -

 Conversion of
  common stock
  warrants into
  common stock           3,479         35     (5,380)        -            -

 Exercise of stock
  options              596,495      5,965       -            -            -

 Issuances of
  common stock in
  connection with
  acquisitions         835,631      8,356       -            -            -

 Sales of common
  stock of unconso-
  lidated subsidiary      -          -          -            -            -


 Purchase of
  treasury stock          -          -          -            -            -


 Unrealized holding
  loss on investments     -          -          -          (1,948)        -

 Cumulative translation
  Adjustment              -          -          -            -         (13,224)

 Net loss                 -          -          -            -            -
                    ------------------------------------------------------------
BALANCE,
December 31, 1994   20,663,938    206,639       -          (1,948)     (13,224)

 Sales of common
  stock                768,384      7,684       -            -            -

 Exercise of unit
  purchase options     118,315      1,183       -            -            -

 Exercise of stock
  options and
  warrants             192,431      1,925       -            -            -

 Net unrealized
  holding gain on
  investments             -          -          -           2,504         -

 Cumulative translation
  adjustment              -          -          -            -         426,011

 Net loss                 -          -          -            -            -
                    ------------------------------------------------------------
BALANCE,
December 31, 1995   21,743,068   $217,431       -            $556     $412,787
                    ============================================================


                   The accompanying notes are an integral part
                        of these consolidated statements.





                                   ONCOR, INC.


            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             for the periods ended December 31, 1993, 1994, and 1995
                                    (Part II)


                     Additional                  Treasury Stock
                      Paid-In    Accumulated  --------------------
                      Capital      Deficit     Shares      Amount       Total
                    ------------------------------------------------------------
BALANCE,
December 31, 1992   $56,951,910 ($23,761,519)  64,409    ($72,387)  $33,297,315

 Exercise of unit
  purchase options      198,734         -        -           -          235,760

 Conversion of
  common stock
  warrants into
  common stock          296,445         -        -           -          240,754

 Exercise of stock
  options             1,495,604         -        -           -        1,499,121

 Net loss                  -     (11,086,531)    -           -      (11,086,531)
                    ------------------------------------------------------------
BALANCE,
December 31, 1993    58,942,693  (34,848,050)   64,409    (72,387)   24,186,419

 Sales of common
  stock              25,035,161         -         -          -       25,068,661

 Conversion of
  common stock
  warrants into
  common stock           21,405         -         -          -           16,060

 Exercise of stock
  options             1,066,807         -         -          -        1,072,772

 Issuances of
  common stock in
  connection with
  acquisitions        4,193,799         -         -          -        4,202,155

 Sales of common
  stock of unconso-
  lidated subsidiary  5,474,926         -         -          -        5,474,926

 Purchase of
  treasury stock           -            -       15,000   (148,125)     (148,125)



 Unrealized holding
  loss on investments      -            -         -          -           (1,948)

 Cumulative translation
  Adjustment               -            -          -         -         (13,224)

 Net loss                  -     (19,578,735)      -         -     (19,578,735)

                    ------------------------------------------------------------
BALANCE,
December 31, 1994    94,734,791  (54,426,785)    79,409  (220,512)  40,278,961

 Sales of common
  stock               2,801,800         -          -         -       2,809,484

 Exercise of unit
  purchase options      172,433         -          -         -         173,616

 Exercise of stock
  options and
  warrants              524,588         -          -         -         526,513

 Net unrealized
  holding gain on
  investments              -            -          -         -           2,504

 Cumulative translation
  adjustment               -            -          -         -         426,011

 Net loss                  -     (18,229,737)      -         -     (18,229,737)
                    ------------------------------------------------------------
BALANCE,
December 31, 1995   $98,233,612 ($72,656,522)    79,409 ($220,512) $25,987,352
             ============================================================


                   The accompanying notes are an integral part
                        of these consolidated statements.






                                   ONCOR, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                Years Ended December 31,
                                        ---------------------------------------
                                             1993        1994         1995
                                             ----        ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                              ($11,086,531)($19,578,735)($18,229,737)
 Adjustments to reconcile net loss to
    net cash used in operating activities:
     Write off of acquired research &
      development                              -        3,574,120        -
     Depreciation and amortization           904,894    1,770,707    3,028,523
     Equity in net loss of affiliate
      and other                              (31,509)   3,120,928    2,409,027
     Changes in operating assets
      and liabilities:
       Accounts receivable                (1,127,500)    (438,189)    (172,618)
       Inventories                        (1,682,122)    (534,842)    (847,473)
       Other current assets                  499,597      316,843     (593,076)
       Deposits and other non-current
        assets                                 -          (15,892)      25,176
       Accounts payable                     (142,487)   1,601,672      705,260
       Accrued expenses and other
        current liabilities                  545,445     (122,896)     (59,360)
       Deferred rent                         (59,393)     (72,858)     (72,858)
       Net cash used in operating      ----------------------------------------
        activities                       (12,179,606) (10,379,142) (13,807,136)
                                       ----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment     (1,911,559)  (1,285,315)  (3,127,285)
  Acquisitions of businesses (Note 3)          -       (3,974,649)    (194,420)
  Issuance of note receivable                  -         (715,751)       -
  Unrealized loss on investments               -           (1,948)       2,504
  Purchases of investments                  (100,000) (13,551,122)       -
  Redemptions of investments               6,031,190      100,000   11,970,995
       Net cash provided by (used      ----------------------------------------
        in) investing activities           4,019,631  (19,428,785)   8,651,794
                                       ----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale of common stock       -       25,068,661    2,809,484
  Proceeds from sales of common stock
   of subsidiary                           3,123,539      225,000    3,034,503
  Purchase of treasury stock                   -         (148,125)       -
  Exercise of stock options and warrants   1,975,635    1,088,832      700,129
  Deferred offering costs                   (342,440)     342,440        -
  Payment on notes for acquisitions            -       (1,149,842)  (2,990,507)
 Payment on bank loans                         -         (473,498)  (1,169,381)
  Long-term borrowings                         -            -        7,366,482
        Net cash provided by financing  ---------------------------------------
         activities                        4,756,734   24,953,468    9,750,710
                                        ---------------------------------------

EFFECT OF CHANGE IN EXCHANGE RATE
  ON CASH                                      -          (13,224)     (95,354)
                                        ---------------------------------------

  Net increase (decrease) in cash and
   cash equivalents                       (3,403,241)  (4,867,683)   4,500,014

CASH AND CASH EQUIVALENTS, beginning of
  the period                              21,890,702   14,617,594    9,749,911
                                        ---------------------------------------
CASH AND CASH EQUIVALENTS, end of the
  period                                 $18,487,461   $9,749,911  $14,249,925
                                        =======================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the year for
   interest                                   $8,176     $165,626     $389,842

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  In February 1995, the Company entered into a $1,235,504 capital lease of a building.

  In May 1994, the Company issued a note payable of $1,200,000 and 200,000 shares of the Company's common stock with a value of $1,024,000 as partial consideration for the acquisition of the Apple Computer based imaging line of business (Note 3).

  In September 1994, the Company issued a note payable of $4,480,114 and 635,631 shares of the Company's common stock with a value of $3,178,153 as partial consideration for the acquisition of Appligene.


                  The accompanying notes are an integral part
                       of these consolidated statements.




           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF DECEMBER 31, 1995


(1)  ORGANIZATION, PRINCIPLES OF CONSOLIDATION AND CERTAIN
     ELEMENTS OF RISK

     Nature of Organization

     Oncor, Inc. (together with its consolidated subsidiaries, hereinafter the "Company" or "Oncor") develops and markets gene-based test systems and related products for use in the management of cancer, including risk assessment, detection, treatment selection and monitoring. The Company has obtained FDA approval for, and is marketing its first cancer test system for use in the detection and monitoring of leukemia and lymphoma. Oncor is developing additional gene-based test systems for the management of certain cancers including breast cancer, cervical cancer, bladder cancer, lung cancer and ovarian cancer. In addition to its gene-based test systems, the Company currently manufactures and markets over 200 genetic probes to specific human genes, with related reagents and instrumentation, for research purposes. The Company has also developed integrated imaging and scanning systems for use with its gene-based test systems, and produces and markets molecular biology products.
The Company currently sells its products to over 1,700 customers worldwide.

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and all subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company records investments in affiliates owned more than 20%, but not in excess of 50%, using the equity method.

     Significant Risks and Uncertainties

     Through December 31, 1995, the Company has incurred cumulative losses totaling approximately $73 million. Operations of the Company are subject to certain risks and uncertainties including, among others, uncertainties relating to product development, significant operating losses, competition, technological uncertainty, reliance on patents and proprietary rights, dependence on key personnel, governmental regulations and legislation and the availability of additional capital. Consequently, there can be no assurance as to the level of future operations or as to their profitability.

     The Company's operations in 1996 will require the further utilization of significant amounts of cash. OncorPharm (Note 4) is in the process of seeking additional private equity capital from sources other than the Company. The Company does not currently intend to provide a significant portion of such financing although the Company may do so. Other than as noted above with respect to OncorPharm, the Company believes that it has sufficient cash resources for at least the remainder of 1996.

     Concentrations of Credit Risk

     The Company and its customers are directly affected by the well being of the health care industry world-wide (see Note 8). Concentrations of credit risk with respect to receivables is generally limited due to the large number of customers in the Company's customer base. The Company maintains an allowance for losses based upon its expectation of the proportion of its receivables it shall be able to collect. With respect to its investments, it is the policy of the Company to invest only in publicly traded, investment grade, fixed income securities with minimal exposure to foreign currency risk. The Company does not invest in derivative securities.


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Management's Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Reserves have been recorded for estimates of accounts receivable and excess and obsolete inventory.
Management also uses estimates to determine the estimated lives of its intangible and tangible assets. Actual results could differ from those estimates.

     Fair Value of Financial Instruments

     Cash, accounts receivable, accounts payable, accrued liabilities and short-term borrowings, as reflected in the financial statements, approximate fair value because of the short-term maturity of those instruments. The fair value of notes receivable does not materially differ from the carrying value. The fair value of the Company's $7,000,000 in convertible long-term debt (Note 10) approximates fair value because it was issued near the end of the year. It was not practicable to estimate the fair value of the Company's other long-term debt because quoted market prices do not exist and no rates are currently available to the Company for loans with similar terms or maturities.




     Cash Equivalents and Investments

     Cash equivalents and investments at December 31, 1995 and 1994, consist primarily of funds invested in money market instruments, commercial paper and U.S. government treasury bills. Investments with maturities between three months and one year are classified as short-term investments. Investments in securities with original maturities of less than three months are considered cash equivalents. Cash equivalents of $3.2 million held in a single money market fund are pledged on a reducing basis over approximately one year as security to a bank which guaranteed the principal and interest of a note issued in an acquisition.

     The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115. All investments are classified as available-for-sale securities and, accordingly, carried at fair market value. Unrealized holding gains and losses are excluded from earnings and reported as a net amount in a separate component of shareholder's equity until realized. In computing gains and losses, costs are determined on the basis of specific identification. The gross realized gains and (losses) on available-for-sale securities totaled $10,423 and ($9,867), respectively, for the year ended December 31, 1995.

     Revenue Recognition

     The Company generally recognizes revenue from product sales when the related goods are shipped. Grant and contract revenues are recognized on a percentage-of-completion basis.

     Foreign Currency Translation

     In September 1994, the Company acquired an operation in France (see Notes 3 and 8) for which the functional currency is the French franc ("FF"). Assets and liabilities for the operation have been translated into U.S. dollars using the exchange rate in effect on December 31, 1995 and 1994. Revenues and expenses have been translated using the average exchange rate during the periods presented. Cumulative translation adjustments of ($13,224) and $412,787 at December 31, 1994 and December 31,
1995, respectively, have been excluded in determining the results of operations and have been accumulated as a separate component of equity.

     Income Taxes

     The Company files a consolidated U.S. federal income tax return for the parent and all U.S. subsidiaries in which its ownership exceeds 80%. The Company files a consolidated income tax return in France for its French subsidiaries.

     Effective in 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), retroactive to January 1, 1993. Prior to 1993, the Company accounted for income taxes in accordance with Accounting Principles Board Opinion No. 11, "Accounting for Income Taxes." The effect of adopting SFAS No. 109 on the Company's financial position and results of operations was not material.

     With respect to United States federal income tax, as of December 31, 1995, the Company has net operating loss carry-forwards ("NOLs") of approximately $64.3 million available to offset future taxable income. The Company also has research and development tax credits of approximately $1.4 million available to reduce future U.S. federal income tax. The tax NOL and research and development tax credits may be used through 2010, but begin to expire in 1998. Despite the NOL and credit carry-forwards, the Company may have an income tax liability in future years due to the application of the alternative minimum tax rules. In addition, the utilization of these tax NOL and credit carry-forwards is subject to statutory limitations regarding changes in ownership. With respect to its tax position in France, the tax provision and liability are not significant. The French company had accumulated capital loss and tax loss carryforwards of approximately 10.0 million and 5.0 million French francs, respectively.

     SFAS No. 109 requires that the tax benefit of financial reporting NOLs and tax credits be recorded as an asset to the extent that management assesses the utilization of such NOLs and tax credits to be "more likely than not." As of December 31, 1995, the Company's net deferred tax assets in the United States and France were approximately $27.3 million and $1.0 million, respectively. A valuation reserve was recorded against the entire amount of both net deferred tax assets, since the Company has incurred operating losses in the United States since inception. The net deferred tax assets are primarily attributable to net operating losses, capital losses and tax credits.

     Research and Development Costs

     Expenditures for research and development activities are charged to expense as incurred.

     Net Loss Per Share

     Net loss per share is determined using the weighted-average number of shares of Common Stock outstanding during the years presented. The effects of options, warrants, and convertible notes payable to stockholders have not been considered, since the effects would be antidilutive.







(3)  MERGER AND ACQUISITIONS

     Acquisition of Imaging Systems Line of Business

     In May 1994, Oncor acquired certain assets of Biological Detection Systems, Inc. and a subsidiary. The assets acquired constitute substantially all of the assets, properties and rights relating to or used in the Apple Computer-based research instrument imaging systems and software business (collectively, the "Imaging Business") of the Sellers. The consideration paid for the Imaging Business was (i) cash payments of approximately $1.4 million, (ii) a promissory note in a principal amount of $1.2 million, (iii) 200,000 unregistered and previously unissued shares of the Company's Common Stock valued at $5.12 per share, and (iv) the assumption of certain less significant liabilities and obligations. The transaction was accounted for as a purchase and the purchase price has been allocated as shown in the table below:


          Inventories                   $    36,594
          Other current assets               36,817
          Property and equipment            115,820
          Intangible assets
            (completed software)          1,061,980
          Research & development
            projects in process           2,464,120
                                        -----------
                              TOTAL     $ 3,715,331
                                        ===========

The costs allocated to intangible assets acquired in the acquisition are being amortized over five years. Amounts allocated to research and development projects in process were charged to expense in the second quarter of 1994.

     Acquisition of Appligene S.A.

     In September 1994, Oncor acquired 98.5% of the outstanding capital stock of Appligene S.A., a French societe anonyme, ("Appligene"). Appligene is a developer, manufacturer and marketer of molecular genetic products and is based in Strasbourg, France. The consideration paid was (i) cash payments in French francs of FF 12,810,000 (approximately $2.3 million)
(ii) convertible promissory notes with an aggregate principal amount of FF 23,655,000 (approximately $4.4 million) and (iii) 635,631 unregistered and previously unissued shares of the Company's Common Stock, $0.01 par value, valued at $3,178,155. The transaction was accounted for as a purchase and the allocation of the purchase price is set forth in the table below:




          Cash                               $   261,317
          Accounts receivable                  1,197,989
          Inventories                          1,156,564
          Other current assets                   469,898
          Property and equipment                 371,255
          Other assets                            69,192
          Intangible assets                    9,747,515
          Research & development
            projects in process                1,110,000
          Accounts payable and accrued
            expenses                          (1,387,083)
          Notes payable                       (1,631,151)
          Long-term debt                        (731,357)
                                             ------------
                         TOTAL               $10,634,139
                                             ============

     The costs allocated to intangible assets acquired in the acquisition are being amortized on a straight line method over periods of 2 to 10 years, with a weighted average amortization period of 8 years. Intangible assets include the estimated values of employment contracts, patents and licenses, and goodwill. The costs allocated to research and development projects in process were charged to expense in the third quarter of 1994.

     Pro Forma Results of Acquired Entities

     The results of operations of Appligene and the Imaging
Business have been included in the Company's consolidated results of operations from the respective dates of acquisition.
Unaudited pro forma results of operations for the Company, assuming both of the acquisitions described above occurred on January 1, 1993, are as follows:

                                    (unaudited)
                               Year End December 31,
                         ----------------------------------

                            1993                  1994

     Revenue             $15,837,964           $16,137,612
     Net loss            (13,817,409)          (20,073,747)
     Net loss per share    ($0.84)               ($1.01)

     Such pro forma information is not intended to represent either the actual results which may have been achieved if the acquisitions occurred on that date or future results which may be achieved.





(4)  TRANSACTIONS INVOLVING AFFILIATED COMPANIES

     OncorMed, Inc.

     In July 1993, Oncor formed and incorporated OncorMed, Inc. ("OncorMed") to develop and commercialize new technologies for the identification of disease predisposing genes, and utilizing familial genetic studies to develop new methodologies for the genetic risk assessment of certain forms of cancer and other genetic diseases. Oncor contributed $1,000,000 in exchange for 2,000,000 shares of OncorMed common stock. In December 1993, OncorMed completed a private placement of 1,000,000 shares of Series A Convertible Preferred Stock for $3,000,000. In 1993, the Company consolidated the results of OncorMed.

     In 1994, the Company and OncorMed entered into a license agreement pursuant to which OncorMed has a worldwide license to those of Oncor's existing and future human genome technologies which are useful for the purposes of development and commercialization of OncorMed's services. This agreement is subject to rights retained by the Company to use the licensed technologies for development and commercialization of Oncor's products, which may then be sold to OncorMed and to third parties. Under this agreement, OncorMed is obligated to pay royalties semi-annually equal to the greater of 6% of OncorMed's related revenues or $100,000.

     From the period of inception of OncorMed until June 6, 1994, the Company advanced funds to OncorMed, the balance of which was converted to a term note due in June 1999 in the principal amount of $715,751 which bears interest at the rate of 7% per year and which is recorded as a note receivable from unconsolidated affiliate in the consolidated balance sheet for December 31, 1994. Included in other current assets at December 31, 1994 and December 31, 1995, are balances of $144,977 and $137,909, respectively, due from OncorMed, a majority of which represents royalties receivable under the license agreement.

     In October 1994, OncorMed completed an initial public offering of 1,335,000 shares of its common stock at $6.00 per share. In November 1994, the Underwriter exercised the over-allotment option to purchase an additional 200,250 shares at $6.00 per share. The effect of this transaction was to reduce the Company's ownership interest in OncorMed from 83% to approximately 40%. As the Company's voting interest is now less than 50%, the Company accounts for its investment in OncorMed using the equity method of accounting. The financial statements for the year ended December 31, 1994 have been retroactively adjusted to record the results of OncorMed pursuant to the equity method of accounting. Thereafter, the Company only reflects in its financial statements its proportionate share of the earnings or losses of OncorMed. The restatement had no impact on the Company's net loss or net loss per share. OncorMed realized net cash proceeds of approximately $6.3 million from the sale of its shares, after underwriting discounts and commissions and expenses of the public offering. The public offering resulted in an increase of approximately $5.5 million in the Company's proportionate share of OncorMed equity, which has been recorded as an increase in the Company's investment in OncorMed and in its additional paid-in-capital. In February 1996, OncorMed completed a public offering of 2,000,000 shares of its common stock at $7.75 per share. The effect of this transaction was to reduce the Company's ownership interest in OncorMed to approximately 29%.

     Summarized financial information of OncorMed is as follows:


                                        1994             1995
                                        ----             ----

Condensed Statement of Income
     Net Sales                     $    34,303       $   311,387
     Operating Loss                 (4,098,171)       (6,686,134)
     Net Loss                      $(3,981,373)      $(6,510,547)

Condensed Balance Sheet
     Current Assets                $ 7,459,421       $   928,252
     Noncurrent Assets                 912,762         1,523,622

     Current liabilities               801,708         1,331,806
     Noncurrent liabilities            730,449           726,261
     Shareholders' equity          $ 6,840,026       $   393,807


     At December 31, 1994 and December 31, 1995, the quoted market value of the Company's investment in OncorMed, based on a closing quotation of $8.00 and $6.00 per share, was approximately $16 million and $12 million, respectively; however, OncorMed is in the development stage, its stock price is highly volatile, and its trading volume is very low. OncorMed has issued warrants to the Underwriter to purchase 133,500 shares, exercisable for a period of three years commencing two years from the date of the offering at $6.90 per share. OncorMed also has adopted a stock option plan covering 2,250,000 common shares and has granted approximately 1,440,000 options through December 31, 1995. If all such outstanding warrants and options were exercised, the Company's ownership interest in OncorMed would be reduced to approximately 31%.

     OncorPharm, Inc.

     In June 1994, the Company formed and incorporated OncorPharm, Inc. ("OncorPharm"), a consolidated subsidiary, to develop and commercialize the therapeutic application of Oncor's technologies in the field of genetic repair. Oncor contributed $1,000,000 in exchange for 2,000,000 shares of OncorPharm common stock. During the remainder of 1994, Oncor advanced funds aggregating $632,502 to OncorPharm to augment its working capital. OncorPharm performed research services for Oncor for which OncorPharm received revenues and reduced its obligations pursuant to the advances. In December 1994, the balance of the advances was converted into a note which is convertible into the common stock of OncorPharm at a rate of $2.00 principal amount for each share of common stock. This note was converted into 316,251 shares of Common Stock in 1995. Also in December 1994, OncorPharm issued an aggregate of 450,000 shares of common stock to certain members of its board of directors at $.50 per share. In February through May 1995, OncorPharm issued an aggregate of 140,000 shares of Common Stock at $.50 per share and in April 1995, completed a private placement of 1,500,000 shares of convertible preferred stock at $2.00 per share. As of December 31, 1995, the Company's ownership interest in OncorPharm was approximately 53%.

     It is the present intention of OncorPharm to seek additional funding from other sources to continue its research efforts.
There can be no assurance that such funding will be available or that OncorPharm will be successful in developing or commercializing any therapies or products.


(5)  RESEARCH, DEVELOPMENT AND LICENSING AGREEMENTS

     Agreements with Dr. Albert de la Chapelle

     In January 1994, the Company and Dr. Albert de la Chapelle, a senior research scientist, entered into two agreements: a License Agreement and a Sponsored Research Agreement. Pursuant to the License Agreement, the Company has paid Dr. de la Chapelle an initial License fee of $125,000 and is obligated to pay a royalty of 6% of net sales on products that are covered by a claim of one of the licensed patents, subject to a minimum monthly royalty payment of $6,250 which is effective from the date of the License Agreement. Pursuant to the Research Agreement, the Company has agreed to fund Dr. de la Chapelle's further research by paying a designee of Dr. de la Chapelle $150,000 per year, in quarterly installments of $37,500, for three years, subject to certain rights to terminate on ninety
(90) days notice.

     Johns Hopkins Collaborative Research Agreement

     In October 1992, the Company entered into a joint Collaborative Research Agreement for the discovery and commercialization of new genetic technologies for the detection of cancer with The Johns Hopkins University School of Medicine ("Johns Hopkins"). The agreement called for the Company to pay $1,200,000 over the three-year agreement period, which is being charged to research and development expense over the agreement period. As additional consideration, the Company issued 60,000 shares of its Common Stock, which was valued at $300,000 and recorded as research and development expense during 1992. In December 1995, this agreement was extended for an additional three years and calls for the Company to pay $1,500,000 over this period.


(6)  STOCKHOLDERS' EQUITY

     Preferred Stock

     The Company is authorized to issue up to 1,000,000 shares of Preferred Stock (par value of $.01 per share). No shares of Preferred Stock have ever been issued. The rights of any Preferred Stock ultimately issued will be determined by the Board of Directors upon issuance.

     Common Stock and Warrants

     In December 1995, the Company completed a private placement of 768,384 shares of its Common Stock and issued convertible notes payable of $7,000,000 (see Note 10). Total proceeds, net of issuance costs were approximately $9,300,000.

     In February 1994, the Company completed a public offering of 3,350,000 shares of its Common Stock at a price of $8.125 per share. Total proceeds, net of issuance costs, were approximately
$25,100,000.

     In connection with certain public and private financings from 1987 to 1989, the Company issued warrants and options to purchase units of shares and warrants (unit purchase options).
At December 31, 1995, unit purchase options outstanding entitle holders to acquire 37,333 units at $2.50 per unit. Each unit consists of two shares of Common Stock and a warrant to purchase
1.17 additional shares of Common Stock at $4.63 per share. The warrants issued pursuant to the exercise of the unit purchase options are subject to adjustment upon the occurrence of specific events, including stock dividends, stock options, stock splits, reorganization and other occurrences.

     In January 1996 and February 1996, the Company filed registration statements on Form S-3 with the Securities and Exchange Commission covering the sale of up to approximately 4,454,000 shares of Common Stock held by third party shareholders or issuable under certain contractual conditions, including shares issuable on exercise of certain options and the conversion of certain notes payable. One Registration Statement filed in 1996 will remain effective for up to three years and the others will remain effective for 90 days.

     Stock Options

     The Company maintains a Stock Option Plan which was approved by the Board of Directors in March 1992 (the "1992 Stock Option Plan"), which incorporated the Company's former Incentive Stock Option Plan, Non-Qualified Stock Option Plan and Non-Qualified Stock Option Plan for Non-Employee Directors.

     In June 1994, the shareholders of the Company approved an amendment to increase the aggregate number of shares available for grant by 1,000,000. In June 1995, the stockholders of the Company approved an amendment to increase the aggregate numbers of shares available for grant by an additional 500,000 shares.

     The aggregate number of shares available for issuance under the 1992 Stock Option Plan may not exceed 4,515,604 shares of Common Stock, subject to adjustment from time to time in the event of certain changes to the Company's capital structure.

     Transactions relating to the Company's stock option plans are as follows:


                                1992 Stock Option Plan   Special Stock Options
                                          Option Price            Option Price
                                Number      (range                   (range
                                  of       per share)   Number of   per share)
                                Shares    Low     High   Shares     Low   High
                              ---------  ------  ------ --------- ------ ------

Balance, December 31, 1992. . 1,991,441  1.0625  7.7500  973,903  1.0000 5.6250
          Granted . . . . . . 1,138,120  5.3750  7.7500        -       -      -
          Exercised . . . . .  (348,235) 1.0625  6.8750   (3,550) 1.3100 1.3100
          Canceled. . . . . .  (217,251) 1.0625  6.8750        -       -      -
                              ---------- ------  ------ --------- ------ ------
Balance, December 31, 1993. . 2,564,075  1.0625  7.7500  970,353  1.0000 5.6250
          Granted . . . . . .   186,240  4.5000  7.7500        -       -      -
          Exercised . . . . .  (262,754) 1.0000  6.2500 (333,739) 1.0000 3.7500
          Canceled. . . . . .  (222,259) 3.7500  6.8750  (86,763) 1.0000 3.7500
                              ---------- ------  ------ --------- ------ ------
Balance, December 31, 1994. . 2,265,302  1.0000  7.7500  549,851  1.0000 3.7500
          Granted . . . . . . 1,403,000  4.0000  6.8750   15,000  4.0000 4.0000
          Exercised . . . . .   (93,668) 3.7500  5.6250  (98,763) 1.0000 4.0000
          Canceled. . . . . .  (165,264) 3.9990  6.2500  (61,737) 3.7500 4.0000
                              ---------- ------  ------ --------- ------ ------
Balance, December 31, 1995. . 3,409,370  1.0625  7.7500  404,351  1.3100 3.7500
                              ========== ======  ====== ========= ====== ======

Options exercisable at
December 31, 1995 . . . . . . 1,832,442                  404,351
                              ==========                =========







     Summary of reserved shares

     As of December 31, 1995, the Company has reserved the following shares of Common Stock for future use as follows:


     Unit purchase options . . . . . . . . . .     118,346
     1992 stock option plan. . . . . . . . . .   3,409,370
     Special stock options . . . . . . . . . .     404,351
     Conversion of convertible notes payable .   1,953,124
                                                 ---------
                                                 5,885,191
                                                 =========


(7)  COMMITMENTS AND CONTINGENCY

     The Company has royalty arrangements with certain consultants and institutions that call for royalty payments based upon a percentage of product sales developed under the royalty agreements. Royalty expense for the years ended December 31, 1993, 1994 and 1995 was approximately $191,000, $320,000 and
$215,000, respectively. In addition, the Company has entered into certain research support agreements (see Note 5). Annual minimum royalty and research support payments, as of December 31, 1995, are as follows:



      For the Year
         Ending
      December 31,                          Amount
      ------------                          ------

         1996. . . . . . . . . . . . .   $1,141,100
         1997. . . . . . . . . . . . .      923,100
         1998. . . . . . . . . . . . .      646,600
                                         ----------
                         TOTAL           $2,710,800
                                         ==========



     The Company leases office space and laboratory facilities under operating lease agreements which expire in periods from 1997 to 2000. Lessor concessions with respect to space buildout and rental abatement, result in a deferred rent credit at December 31, 1995 of $91,081. Rental expense for the years ended December 31, 1993, 1994 and 1995 was approximately $565,000, $755,000 and $717,000, respectively. Minimum lease payments under these lease agreements, excluding operating expense pass-throughs, as of December 31, 1995, are as follows:



      For the Year
         Ending
      December 31,                          Amount
      ------------                          ------

         1996. . . . . . . . . . . . .   $  954,129
         1997. . . . . . . . . . . . .      520,784
         1998. . . . . . . . . . . . .      214,632
         1999. . . . . . . . . . . . .       26,325
         2000. . . . . . . . . . . . .       14,827
                                         ----------
                         TOTAL           $1,730,697
                                         ==========


     In February 1995, the Company entered into a lease which was accounted for as a capital lease with a net present value of future obligations of approximately $1.2 million.

     The Company has guaranteed the loan of an officer and director for up to $400,000 and made advances to the officer and director in an amount outstanding at December 31, 1995 of $129,192.


(8)  SEGMENT AND SIGNIFICANT CUSTOMER INFORMATION

     The Company operates in one dominant business segment, biomedical research products, with research, development, manufacturing and marketing in the United States and France. The operations in France were acquired through the acquisition of Appligene in September 1994 (see Note 3).

     Product sales relating to each geographic region are as follows:


                                   Years Ended December 31,
                             ------------------------------------

                                1993         1994         1995
                                ----         ----         ----

     United States . . . . . $7,387,924  $ 7,383,313  $ 7,167,415
     Europe. . . . . . . . .  1,088,287    4,332,899    7,707,198
     Japan . . . . . . . . .    232,149      507,290      580,514
     Other . . . . . . . . .    529,427      201,338      737,709
                             ----------  -----------  -----------
                             $9,237,787  $12,424,840  $16,192,836
                             ==========  ===========  ===========




     Revenues, largely in Europe, attributable to the Company's operations in France from the date of acquisition of Appligene to December 31, 1994 and for the year ended December 31, 1995 were $2,126,676 and $7,311,329, respectively, and net loss for the same periods were $319,978 and $883,046, respectively. The Company's identifiable assets in France at December 31, 1994 and December 31, 1995 were carried at approximately $10,400,000 and $9,240,000, respectively.

     Product sales of the Company's imaging systems to pharmaceutical and industrial companies were approximately, $2,200,000, $1,262,000 and $271,000 for the years ended
December 31, 1993, 1994 and 1995, respectively. In addition, for the year ended December 31, 1993, imaging sales to a single pharmaceutical company represented approximately 19.6% of the Company's total revenues for that year.


(9)  RETIREMENT PLAN

     In 1991, the Company adopted a defined contribution savings plan (the "Plan") in accordance with Section 401(k) of the Internal Revenue Code. The Plan covers all permanent employees who have attained the age of 21. Under the Plan, the Company may make discretionary contributions. The Company made no discretionary contributions in 1993, 1994 and 1995.

(10) LONG-TERM DEBT

     Long-term debt at December 31, 1995, consists of the following obligations:




                                              1994         1995
                                              ----         ----

Notes payable to banks, issued by
a subsidiary, denominated in French
francs, bearing interest at rates of
the Paris interbank borrowing rate
plus 1.00% to 1.25% per year,
guaranteed by a financial institution,
and maturing from 1995 through 1997.     $  280,584    $  122,449


Convertible notes issued by the
Company in connection with the private
placement, bearing interest at a rate
of 4.5% per year, payable quarterly, due
in 1998.                                       -        7,000,000


Notes issued by the Company in
connection with an acquisition, payable
in eight equal quarterly installments,
beginning December 31, 1994, denominated
in French francs, bearing interest
at a rate of 5.5% per year, guaranteed
by a bank and convertible into Common
Stock of the Company at a rate of one
share for approximately $11.30 principal
value of notes converted.                 3,930,272     1,810,332


Notes issued by the Company in
connection with an acquisition, payable
in six equal quarterly installments,
denominated in U.S. dollars, bearing
interest at a rate of 7% per year with
final maturities in 1995.                   600,000          -


Obligation under capital lease bearing
interest at 5.62%(collateralized by
building) with final maturity in 2010.         -        1,235,504


Notes payable to a French government
funding agency, issued by a subsidiary,
denominated in French francs, without
stated interest, due in 1996.               457,905       623,786


Various other notes payable to banks,
primarily secured by the assets of a
subsidiary.                                 242,966       811,493

                                         ----------    ----------

            Total long-term debt          5,511,727    11,603,564


            Less current maturities       3,089,648     2,302,156
                                         ----------   -----------

            Non-current portion          $2,422,079    $9,301,408
                                         ==========   ===========





     The convertible notes payable may be converted at the option of either the holder of the note or the Company at any time. The conversion price shall be 80.5% of the average market price for the Common Stock for the five consecutive trading days ending one trading day prior to the date of the conversion notice.

     The aggregate maturities of long-term debt at December 31, 1995, are as follows:


               1996                $ 2,302,156
               1997                    478,674
               1998                  7,527,766
               1999                    266,470
               2000                    236,465
               Thereafter              792,033
                                   -----------
                          TOTAL    $11,603,564
                                   ===========

(11) SHORT-TERM BORROWINGS

     Short-term borrowings at December 31, 1995, consist of borrowings from banks by a subsidiary pursuant to revolving lines of credit, denominated in French francs and secured by the accounts receivable of the subsidiary. The weighted average interest rate of such borrowings at December 31, 1995 is approximately 9.4%. The interest rate at December 31, 1995 was 9.1%. There are no significant unused lines of credit as of December 31, 1995.


(12) SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

     Inventories

     Inventories consist of genetic probes, hybridization systems and reagents in various manufactured states, as well as testing materials, cameras and other imaging systems equipment. They are stated at lower of cost (first-in, first-out) or market.














     Inventories consist of the following:


                                       As of December 31,
                                  ----------------------------
                                     1994              1995
                                     ----              ----

     Raw materials . . . . . . .  $1,965,016        $2,488,974
     Work in process . . . . . .   1,427,700         1,808,956
     Finished goods. . . . . . .   2,009,685         2,058,111
                                  ----------        ----------
                                  $5,402,401        $6,356,041
                                  ==========        ==========


     Property and Equipment

     Property and equipment are stated at cost. Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the assets. The building is depreciated over fifteen years. Laboratory equipment is depreciated over seven years. Office equipment, furniture and fixtures are depreciated over seven and three years, respectively. Leasehold improvements are amortized over the lesser of their estimated useful lives or the applicable lease term.

     Property and equipment consist of the following:



                                           As of December 31,
                                       --------------------------
                                         1994          1995
                                         ----          ----

     Building. . . . . . . . . . . . .       -        $1,235,504
     Laboratory equipment  . . . . . .  4,058,602      4,631,090
     Office equipment, furniture
       and fixtures. . . . . . . . . .  3,256,576      5,190,596
     Leasehold improvements. . . . . .  1,182,692      1,455,072
                                       -----------    -----------
                                        8,497,870     12,512,262
     Less - Accumulated depreciation
       and amortization. . . . . . . . (3,885,864)    (5,067,048)
                                       -----------    -----------
     Net property and equipment. . . . $4,612,006     $7,445,214
                                       ===========    ===========





     Accrued Expenses and Other Current Liabilities

     Accrued expenses and other current liabilities consist of the following:


                                             As of December 31,
                                          -----------------------
                                             1994          1995
                                             ----          ----

     Employee benefits . . . . . . . . .  $  738,282   $  621,234
     Accrued royalties . . . . . . . . .     151,475      105,832
     Deferred rent, current portion. . .      72,858       72,858
     Professional fees . . . . . . . . .      73,850      192,403
     Deferred revenue. . . . . . . . . .     114,432      267,947
     Sales taxes . . . . . . . . . . . .     159,630       85,462
     Deposits. . . . . . . . . . . . . .     104,383        -
     Other . . . . . . . . . . . . . . .     191,697      250,467
                                          ----------   ----------
                                          $1,606,607   $1,596,203
                                          ==========   ==========


     Deposits and Other Non-Current Assets

     Deposits and other non-current assets as of December 31, 1995 consist primarily of debt issuance costs of $537,869. The costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the lives of the related debt.

     Investments in Debt Securities at December 31, 1995

     The aggregate fair value of investments in debt securities as of December 31, 1995 is as follows:


     U.S., Western Australia and Canadian
        government securities,
        $U.S. denominated. . . . . . . . . . . .     4,093,820
     Commercial paper  . . . . . . . . . . . . .     1,923,792
                                                   -----------
                                     TOTAL          $6,017,612
                                                   ===========


     Gross unrealized holding gains and losses and the difference between amortized cost basis and aggregate fair value as of December 31, 1994 are not material.






                                  PART III


     For information concerning Item 10, Directors and Executive Officers of the Registrant, Item 11, Executive Compensation,
Item 12, Security Ownership of Certain Beneficial Owners and Management and Item 13, Certain Relationships and Related Transactions, see the definitive proxy statement of Oncor, Inc., relative to the Annual Meeting of Shareholders to be held in June 1996, to be filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

                             PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K


     (a)  Documents Filed as a Part of this Form 10-K:

          1. Financial Statements. The following consolidated financial statements of Oncor, Inc. and report of independent public accountants relating thereto are filed with this Report.

               Report of Independent Public Accountants on
               Financial Statements

               Balance Sheets

               Statements of Operations

               Statements of Stockholders' Equity

               Statements of Cash Flows

               Notes to Financial Statements

          2. Financial Statement Schedules. The following consolidated financial statement schedules of
               Oncor, Inc. are filed with this Report.

               Report of Independent Public Accountants on
               Schedule

               Schedule II - Valuation and Qualifying Accounts
               Information

               (No other financial schedules are required.)





               3.   Exhibits.

               3    Articles of Incorporation and By-Laws

               3.1 Articles of Amendment filed with Department of Assessments and Taxation of the State of Maryland on August 6, 1992 to Fourth Amended and Restated Articles of Incorporation of Oncor, Inc. (Filed as Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.)

               3.2  By-Laws of Oncor, Inc., as amended and
                    restated on November 6, 1990.  (Filed as
                    Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
                    December 31, 1990 and incorporated herein by reference.)

               4    Instruments defining the rights of
                    security-holders, including indentures.

               4.1  Specimen certificate for shares of the
                    Registrant's Common Stock.  (Filed as Exhibit
                    4.1 to the Registrant's Registration
                    Statement No. 33-44520 and incorporated
                    herein by reference.)

               4.22 Provisions of the Articles of Incorporation
                    and By-Laws defining rights of holders of Common Stock of the Registrant. (Filed as
                    Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, respectively, and incorporated herein by reference.)

               10   Material Contracts.

               10.1 HPV Diagnostics Agreement of September 1988
                    with Medscand AB. (Filed as Exhibit 19.1 to the Registrant's Quarterly Report on Form
                   10-Q for the quarter ended September 30, 1988
                    and incorporated herein by reference.)

               10.2 Unit Purchase Option dated May 25, 1989
                    between Oncor, Inc. and D.H. Blair & Co.,
                    Inc., along with a schedule of nearly
                    identical unit purchase options issued to other parties. (Filed as Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and incorporated herein by reference.)

               10.3 Stock Option Agreement dated October 18, 1989
                    between Oncor, Inc. and Taylor & Turner, L.P. (Filed as Exhibit 10.41 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and incorporated herein by reference.)

               10.4 Stock Option Agreement dated October 18, 1989
                    between Oncor, Inc. and Rotan Mosle
                    Technology Partners Ltd.  (Filed as Exhibit
                    10.41 to the Registrant's Annual Report on
                    Form 10-K for the fiscal year ended
                    December 31, 1989 and incorporated herein by reference.)

               10.5 Stock Option Agreement dated October 18, 1989
                    between Oncor, Inc. and Charles Atwood
                    Company.  (Filed as Exhibit 10.42 to the
                    Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and incorporated herein by reference.)

               10.6 Stock Option Agreement dated October 18, 1989
                    between Oncor, Inc. and Stanton-Barnes
                    Company.  (Filed as Exhibit 10.43 to the
                    Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and incorporated herein by reference.)

               10.7 Stock Option Agreement dated February 8, 1990
                    between Oncor, Inc. and John Pappajohn.
                    (Filed as Exhibit 19.4 to the Registrant's
                    Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1990 and incorporated herein by reference.)

               10.8 Lease dated March 22, 1990 between Oncor,
                    Inc. and Avenel Executive Park Phase II, Inc. (Filed as Exhibit 19.6 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1990 and incorporated herein by reference.)

              10.10 Stock Option Agreement dated November 20,
                    1990 between Oncor, Inc. and John Pappajohn.
                    (Filed as Exhibit 10.52 to the Registrant's
                    Annual Report on Form 10-K for the fiscal year ended December 31, 1990 and incorporated herein by reference.)


              10.13 Lease dated June 28, 1991 between Oncor, Inc.
                    and Avenel Associates Limited Partnership.
                    (Filed as Exhibit 10.14 to the Registrant's
                    Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference.)

              10.14 Distribution Agreement dated November 28,
                    1991 between Oncor, Inc. and Medical Systems. (Filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference.)

              10.15 Lease dated March 22, 1990 between Oncor,
                    Inc. and Avenel Executive Park Phase II,
                    Inc., as amended on February 25, 1991 and June 21, 1991. (Filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.)

              10.16 First Amendment to the Lease dated
                    June 28, 1991 between Oncor, Inc. and Avenel
                    Executive Park Phase II, Inc.  (Filed as
                    Exhibit 10.16 to the Registrant's Annual
                    Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.)

              23 Consent of Independent Public Accountants to incorporation of reports in Company's Annual Report on Form 10-K for fiscal year 1995 into the Company's previously filed S-3 Registration Statements, File Nos. 333-85 and 333-735, and into the Company's previously filed S-8 Registration Statement, File No. 33-81021.

     (b)  Reports on Form 8-K.

                    None.

                                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ONCOR, INC.


Date:     March 29, 1996      By   /s/ Stephen Turner
                                    Stephen Turner
                                    Chairman of the Board and
                                    Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date                   Signature                  Title
- ----                   ---------                  -----

March 29, 1996     /s/ Stephen Turner        Chairman of the
                    Stephen Turner           Board of Directors,
                                             Chief Executive
                                             Officer (Principal
                                             Executive Officer)


March 29, 1996     /s/ John L. Coker         Vice President,
                    John L. Coker            Secretary and
                                             Treasurer
                                             (Principal Financial
                                             Officer)

March 29, 1996     /s/ Timothy J. Triche     Director
                    Timothy J. Triche

March 29, 1996     /s/ Philip S. Schein      Director
                    Philip S. Schein

March 29, 1996     /s/ William H. Taylor II  Director
                    William H. Taylor II

March 29, 1996     /s/ George W. Scherer     Director
                    George W. Scherer







        REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES



To Oncor, Inc.:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Oncor, Inc., and subsidiaries included in this Form 10-K and have issued our report thereon dated February 26, 1996. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.








                                        ARTHUR ANDERSEN LLP


Washington, D.C.,
February 26, 1996







                                   ONCOR, INC.

                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                Additions
                    Balance at  charged to    Additions                Balance
                     beginning   expenses       due to                 at end
                     of period (recoveries)  Acquisitions Write-offs  of period
                    ---------- ------------  ------------ ---------- -----------

December 31, 1993
- -----------------

Allowance for
 doubtful accounts     $48,401    $127,679        -            -        $176,080
Deferred tax asset
 valuation           9,600,000   5,900,000        -            -      15,500,000


December 31, 1994
- -----------------

Allowance for
 doubtful accounts     176,080     (57,399)     68,304      (13,634)     173,351
Deferred tax asset
 valuation          15,500,000   4,500,000     800,000         -      20,800,000


December 31, 1995
- -----------------

Allowance for
 doubtful accounts     173,351     200,295        -         (32,764)     340,882
Deferred tax asset
 valuation          20,800,000   7,500,000        -            -      28,300,000











                                                                   EXHIBIT 23





            CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS




As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K, into Oncor, Inc.'s previously filed Registration Statements File Nos.
333-85, 333-735 and 33-81021.








                                          ARTHUR ANDERSEN LLP




Washington, D.C.
March 27, 1996