Form 10-Q
period 1996-03-31
ONCOR INC
filed 1996-05-15
CIK 806637

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarter ended March 31, 1996

                 Commission file number 0-16177


                          ONCOR, Inc.
      (Exact name of registrant as specified in its charter)

             Maryland                    52-1310084
     (State of Incorporation) (I.R.S Employer Identification No.)

                       209 Perry Parkway
                  Gaithersburg, Maryland  20877
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



               YES  x                        NO



At April 30, 1996, there were 23,190,906 shares of Common Stock outstanding.
                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

     The unaudited consolidated balance sheet as of March 31, 1996, the audited consolidated balance sheet as of December 31, 1995, and the unaudited consolidated statements of operations and of cash flows for the three month periods ended March 31, 1996 and 1995, set forth below, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. Oncor, Inc. (the "Company") believes that the disclosures made are adequate to make the information presented not misleading.

     In the opinion of management of the Company, the accompanying financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of results for the periods presented. It is suggested that this financial information be read in conjunction with the Form 10-K, including "Item 1. Business - Additional Risk Factors," filed with the Commission for the year ended December 31, 1995.

     The results for the first quarter ended March 31, 1996, presented in the accompanying financial statements, are not necessarily indicative of the results for the entire year.

                                ONCOR, INC.

                        CONSOLIDATED BALANCE SHEETS
                                                     As of
                                          -----------------------------
                                          Mar. 31, 1996   Dec. 31, 1995
                                            Unaudited
                                          -----------------------------
                                   ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                  $6,981,127    $14,249,925
  Short-term investments, at market           3,609,014      1,580,127
  Accounts receivable, net of allowance
    for doubtful accounts of approxi-
    mately $306,000 and $341,000              3,075,160      3,946,147
  Inventories                                 6,050,298      6,356,041
  Other current assets                        1,459,905      1,714,030
    Total current assets                     21,175,504     27,846,270
                                           -------------  -------------

NON-CURRENT ASSETS:
  Property and equipment, net                 7,416,548      7,445,214
  Deposits and other non-current assets         567,285        718,183
  Investment in and advances to affiliate     4,372,621        832,809
  Intangible assets, net                      8,740,606      9,278,376
    Total non-current assets                 21,097,060     18,274,582
                                           -------------  -------------

    Total assets                            $42,272,564    $46,120,852


                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                           $3,236,883     $3,679,034
  Accrued expenses and other current
    liabilities                               1,043,160      1,596,203
  Short-term borrowings                          12,270        227,839
  Current portion of long-term debt           1,847,408      2,302,156
    Total current liabilities                 6,139,721      7,805,232
                                           -------------   ------------

NON-CURRENT LIABILITIES:
  Long-term debt                              7,111,450      9,301,408
  Deferred rent                                   -             18,223
    Total non-current liabilities             7,111,450      9,319,631
                                           -------------   ------------

    Total liabilities                        13,251,171     17,124,863
                                           -------------   ------------









COMMITMENTS AND CONTINGENCY

MINORITY INTEREST IN CONSOLIDATED
 SUBSIDIARY                                   3,003,591      3,008,637
                                            ------------   ------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 1,000,000
   shares authorized, no shares issued            -              -
  Common stock, $.01 par value,
   50,000,000 shares authorized,
   22,430,807 and 21,822,477 issued;
   22,351,398 and 21,743,068 outstanding        223,514        217,431
  Additional paid-in capital                104,610,195     98,233,612
  Unrealized (loss) gain on investments         (41,427)           556
  Cumulative translation adjustment             192,891        412,787
  Accumulated deficit                       (78,746,859)   (72,656,522)
  Less - 79,409 shares of common
   stock held in treasury, at cost             (220,512)      (220,512)
   Total stockholders' equity                26,017,802     25,987,352
                                            ------------   ------------

   Total liabilities and
    stockholders' equity                    $42,272,564    $46,120,852


           The accompanying notes are an integral part of these consolidated financial statements.

                                   ONCOR, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                   For the Three Months Ended
                                            March 31,
                                 ------------------------------
                                      1996             1995
                                 ------------------------------
GROSS REVENUES:
  Product sales                   $3,923,372       $3,675,789
  Grants and contracts               297,330          279,589
                                 ------------     ------------

  Gross revenues                   4,220,702        3,955,378

OPERATING EXPENSES:
  Direct cost of sales             2,413,115        1,935,143
  Amortization of
   intangibles                       344,379          320,190
  Selling, general and
   administrative                  3,668,829        2,963,619
  Research and development         2,810,606        1,864,932
  Clinical and regulatory            492,279          356,154
                                 ------------     ------------

  Total operating expenses         9,729,208        7,440,038

LOSS FROM OPERATIONS              (5,508,506)      (3,484,660)

OTHER INCOME (EXPENSE):
  Investment income                  182,597          317,512
  Other expense, net                (151,695)         (94,035)
  Foreign exchange loss              (21,165)         (27,596)
  Equity in net loss of
   affiliate                        (591,568)        (517,301)
                                 ------------     ------------
                                    (581,831)        (321,420)


   Net loss                      ($6,090,337)     ($3,806,080)


NET LOSS PER SHARE                    ($0.28)          ($0.18)


WEIGHTED-AVERAGE COMMON
  SHARES OUTSTANDING              21,815,426       20,763,691


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                ONCOR, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                            For the three months ended March 31,
                                            ------------------------------------
                                                    1996              1995
                                            ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                      ($6,090,337)      ($3,806,080)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
      Issuance of common stock for interest
       payment of convertible note                   60,842             -
      Issuance of common stock in
       connection with research and
       development agreements                       192,505             -
      Depreciation and amortization                 823,874           683,625
      Unrealized loss on investments                  -               (10,501)
      Equity in net loss of affiliate               591,571           523,616
      Changes in operating assets
       and liabilities:
        Accounts receivable                         803,411           600,598
        Inventories                                 268,213          (716,096)
        Other current assets                         35,813          (525,186)
        Deposits and other non-current assets        12,787             -
        Accounts payable                           (374,410)         (509,835)
        Customer deposits                             -              (105,679)
        Accrued expenses and other
         current liabilities                       (536,325)         (335,249)
        Deferred rent                               (18,223)          (18,214)
        Net cash used in operating activities    (4,230,279)       (4,219,001)
                                                 ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment              (374,194)         (591,837)
  Purchase of minority interest in subsidiary         -               (82,315)
  Purchases of investments                       (2,070,870)       (1,935,630)
  Redemptions of investments                          -             2,204,058
        Net cash used in investing
         activities                              (2,445,064)         (405,724)
                                                ------------      ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sales of common stock
   of subsidiary                                      -                55,000
  Exercise of stock options and warrants            199,950           319,520
  Offering costs of private placement               (54,100)            -
  Payment on notes for acquisitions                (603,444)         (841,848)
  Payment on bank loan                             (328,601)            -
  Long-term borrowings                              207,410           347,935
        Net cash used in financing
         activities                                (578,785)         (119,393)
                                                ------------      ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH             (14,670)          (51,700)
                                                ------------      ------------

  Net decrease in cash and cash
   equivalents                                   (7,268,798)       (4,795,818)

CASH AND CASH EQUIVALENTS, beginning of
  the period                                     14,249,925         9,749,911
                                                ------------      ------------

CASH AND CASH EQUIVALENTS, end of the
  period                                         $6,981,127        $4,954,093


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest          $95,081          $109,198

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  In March 1996, the Company issued 498,081 shares of its common stock valued at $2,100,000 in connection with conversion of convertible debt.

  In February 1995, the Company entered into a $1,235,504 capital lease of a building.


            The accompanying notes are an integral part of these
                    consolidated financial statements.

                           ONCOR, INC.
                  NOTES TO FINANCIAL STATEMENTS

                       AS OF MARCH 31, 1996
                           (Unaudited)



1.   Cash Equivalents and Investments

     Cash equivalents and investments consist primarily of funds invested in money market instruments, commercial paper and U.S. government treasury bills. Investments with maturities between three months and one year are classified as short-term investments. Investments in securities with original maturities of three months or less are considered cash equivalents. Cash of $2.3 million is pledged on a reducing basis over approximately one year as security to a bank which guaranteed the principal and interest of a note issued in an acquisition.

      Investments that are classified as available-for-sale securities are carried at fair market value. Unrealized holding gains and losses are excluded from earnings and reported as a net amount in a separate component of shareholder's equity until realized.


2.   Intangible Assets

     The intangible assets comprise software and technology acquired, the estimated value of contractual positions, and the excess of the purchase price of acquisitions over the fair market value of the tangible assets acquired. The intangible assets are being amortized on a straight line method over periods of two to 10 years, with a weighted average amortization period of eight years.


3.   Net Loss Per Share

     Net loss per share is determined using the weighted-average number of shares of Common Stock outstanding during the periods presented. The effects of options and warrants have not been considered since the effects would be antidilutive.

















4.   Investments in Debt Securities at March 31, 1996

     The aggregate fair value of investments in debt securities as of March 31, 1996 is as follows:

          Government securities
              $U.S. denominated                   $4,021,110
          Commercial paper                         1,416,678
                                                  ----------

                         Total                    $5,437,788
                                                  ==========


5.   OncorPharm Private Placement

     On April 2, 1996, OncorPharm, Inc. ("OncorPharm"), a 53%-owned subsidiary, completed a private placement of 670,000 of its preferred shares of stock at $3.00 per share. The effect of this transaction was to reduce the Company's ownership interest in OncorPharm to approximately 46%. As the Company's voting interest is now less than 50%, the Company will account for its investment in OncorPharm using the equity method of accounting beginning in the second quarter. The financial statements of the Company for the three months ended March 31, 1996 will be retroactively adjusted to record the results of OncorPharm pursuant to the equity method of accounting from January 1, 1996. The Company will only reflect in its financial statements its proportionate share of the earnings or losses of OncorPharm. The restatement will have no impact on the Company's net loss or net loss per share. OncorPharm realized net cash proceeds of approximately $2.0 million from sale of the shares.

     The following unaudited pro forma consolidated financial information assumes the OncorPharm private placement had occurred on March 31, 1996.


                CONDENSED PRO FORMA BALANCE SHEET


                                        As of March 31, 1996
                                           (In thousands)

                                      As Reported     Pro Forma
                                      ------------     ---------


Assets:
  Investment in OncorPharm              $      0       $  1,667
  All other assets                        42,273         40,500
                                        ---------      ---------
       Total Assets                     $ 42,273       $ 42,167
                                        =========      =========

Liabilities and Stockholders'
  Equity:
  Liabilities and Minority Interest       16,255         13,128
  Stockholders' Equity
     Common Stock                            224            224
     Additional Paid-In Capital          104,610        107,631
     Accumulated Deficit                 (78,747)       (78,747)
     Treasury Stock                         (221)          (221)
     Unrealized Loss                         (41)           (41)
     Cumulative translation adjustment       193            193
                                        ---------      ---------
       Total Stockholders' Equity         26,018         29,039

       Total Liabilities and
       Stockholders' Equity             $ 42,273       $ 42,167
                                        =========      =========

      CONDENSED PRO FORMA STATEMENT OF RESULTS OF OPERATIONS


                                Three Months Ended March 31, 1996
                                         (In thousands)

                                    As Reported      Pro Forma
                                    -----------      ---------


Gross Revenues                        $ 4,221         $ 4,196
Operating Expenses                      9,729           8,695
                                    ----------      ----------
Loss from Operations                   (5,508)         (4,499)
Non-Operating Expenses, Net              (582)         (1,591)
                                    ----------      ----------
       Net Loss                       $ 6,090        $ (6,090)
                                    ==========      ==========


6.   Subsequent Event

     In April 1996, the Company issued 834,894 shares of its Common Stock valued at $3,950,000 in connection with conversion of convertible debt.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto, which were included in the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1995. This Form 10-Q contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should specifically consider the various factors identified in this Report which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth in "Risk Factors."

Results of Operations

     Revenues increased 7% to $4.2 million for the three months ended March 31, 1996, as compared to $4.0 million for the corresponding period of 1995, due to improved sales by the Company's European operations.

     Grants and contracts of $0.3 million did not change in the first quarter of 1996 compared to the corresponding period in the prior year. A significant portion of the grants will expire over the next year. Application for renewal has been made, but there can be no assurance that such application will be successful.

     Gross profit as a percentage of product revenues decreased to 38% in the first quarter of 1996 from 47% in the corresponding period of 1995. The decrease was due to measures taken to reduce inventory levels and, to a lesser extent, product mix differences and increased competitive pressures in Europe.

     Selling, general and administrative expenses increased by $0.7 million or 24% to $3.7 million for the first quarter of 1996 from $3.0 million in the corresponding period of 1995. The increase is due to expenses associated with the Company's financing efforts, expansion of its OncorPharm subsidiary, executive recruitment and relocation and the realignment of certain distributor relationships.

     Research and development expenses increased by $0.9 million or 51% to $2.8 million in the first quarter of 1996 from $1.9 million in the corresponding period of 1995. Approximately $0.5 million of the increase is due to (i) initial payments, made largely in Common Stock of the Company, at the inception of two research collaboration agreements with The Johns Hopkins University and (ii) substantial increased activity in the development of diagnostic products. Approximately $0.4 million of the increase is due to a significant increase in research activities by OncorPharm. As noted in Note 5 to the accompanying financial statements, operating expenses related to OncorPharm will hereafter no longer be included in the consolidated operating expenses of the Company.

     Clinical and regulatory expenses increased by $0.1 million or 38% to $0.5 million in the first quarter of 1996 from $0.4 million in the corresponding period of the previous year. This increase is due to professional fees incurred to support the Company's applications for diagnostic products with the U.S. Food and Drug Administration.

     Other net non-operating expenses increased by $0.3 million or 81% to $0.6 million in the first quarter of 1996 from $0.3 million in the corresponding period of 1995. The increase is due to a decrease in interest income which is included as an offset to other non-operating expenses in this category. Hereafter, the Company's proportionate share of net losses attributable to OncorPharm will be reported as other non-operating expense. Such amount for the first quarter of 1996 was $1.0 million and was included in the consolidated operating expenses of the Company.

     Net losses increased to $6.1 million, $0.28 per share, in the first quarter of 1996 from $3.8 million, $0.18 per share, in the first quarter of 1995, primarily as result of the aforementioned.

Liquidity and Capital Resources

     The following table sets forth the cash and liquid investments position of the Company and the most significant sources and uses of cash in the first quarter of 1996 (in millions):

  Cash and liquid investments at December 31, 1995        $15.8

  Net cash loss, exclusive of OncorPharm                   (3.5)

  Net loss of OncorPharm                                   (1.0)

  Cash generated from the decline in working capital        0.2

  Purchases of equipment                                   (0.4)

  Principal portion of debt service                        (0.6)

  Proceeds from exercise of options,
  long-term borrowings and other                            0.1
                                                          ------

  Cash and liquid investments at March 31, 1996           $10.6
                                                          ======


     Net cash loss from operations and losses from OncorPharm are discussed under Results of Operations found elsewhere in this Management's Discussion and Analysis. The decline in working capital represents a decrease in inventory and accounts receivable of $1.1 million, largely offset by a decline in current liabilities of $0.9 million. Purchases of equipment are for the on-going replacement of laboratory equipment. The Company expects property and equipment purchases to continue at this rate. Principal portion of debt service is expected to continue at this rate through the first three quarters of 1996, at which time the debt issued in connection with the acquisition of Appligene S.A. (together with its consolidated subsidiaries, "Appligene") will be repaid and debt service requirements are expected to decline substantially.

     Expenditures of $1.2 million related to the activities of OncorPharm contributed to the net decrease in cash and liquid securities. This subsidiary completed the first tranche of a private placement of preferred stock in April 1996, securing additional funding of approximately $2.0 million. OncorPharm intends to secure additional amounts in a second tranche of the offering in the second quarter of 1996 in which the Company has subscribed for $0.3 million of the issue. It is not certain that this private placement will be sufficient to sustain OncorPharm's activities at their current level throughout 1996. OncorPharm intends to seek additional financing later in the year from either public or private sources. There can be no assurance that such financing will be available.

     In April 1996, certain holders of convertible debt securities elected to convert $4.0 million principal amount into approximately 840,000 shares of Common Stock of the Company.

     Other than as noted above with respect to OncorPharm, the Company believes that it has sufficient cash and liquid securities investments to sustain operations throughout the remainder of 1996.

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

     In connection with the acquisition of Appligene, the Company issued or acquired approximately $6 million in indebtedness denominated in French francs. Accordingly, any significant decline in the value of the U.S. dollar as compared to the French franc would materially increase the dollar amount required to repay such indebtedness. Although the Company intends to continue to mitigate such risk through hedging transactions, such transactions may not be available to the Company at a reasonable cost, or at all.

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

Other Factors

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

     27.  Financial Data Schedule.

b.   Reports on Form 8-K.

     None.

                            SIGNATURES




    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           ONCOR, INC.
                           (Registrant)


Date:  May 14, 1996
                         Stephen Turner, Chairman and Chief
                              Executive Officer


Date:  May 14, 1996
                         Cecil Kost, President and Chief
                              Operating Officer



Date:  May 14, 1996
                         John L. Coker, Vice President
                              of Finance and Administration,
                              Chief Financial Officer

                            SIGNATURES




    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           ONCOR, INC.
                           (Registrant)


Date:  May 14, 1996        /s/  Stephen Turner
                         Stephen Turner, Chairman and Chief
                             Executive Officer


Date:  May 14, 1996        /s/  Cecil Kost
                         Cecil Kost, President and Chief
                             Operating Officer



Date:  May 14, 1996        /s/  John L. Coker
                         John L. Coker, Vice President
                             of Finance and Administration,
                             Chief Financial Officer