Form 10-Q
period 1996-06-30
ONCOR INC
filed 1996-08-13
CIK 806637

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarter ended June 30, 1996

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



               YES  x                        NO



At July 31, 1996, there were 23,301,011 shares of Common Stock outstanding.
                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

     The unaudited consolidated balance sheet as of June 30, 1996, the audited consolidated balance sheet as of December 31, 1995, and the unaudited consolidated statements of operations for the three month and six month periods ended June 30, 1996 and 1995, and of cash flows for the six month periods ended June 30, 1996 and 1995, set forth below, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. Oncor, Inc. (the "Company") believes that the disclosures made are adequate to make the information presented not misleading.

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

     The results for the second quarter and six months ended
June 30, 1996, presented in the accompanying financial statements, are not necessarily indicative of the results for the entire year.

                                ONCOR, INC.

                        CONSOLIDATED BALANCE SHEETS
                                                      As of
                                         ------------------------------
                                          June 30, 1996   Dec.31, 1995
                                            Unaudited
                                         --------------- --------------

                                   ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                  $5,248,384    $14,249,925
 Short-term investments, at market             282,792      1,580,127
 Accounts receivable, net of allowance
    for doubtful accounts of approxi-
    mately $310,000 and $341,000             2,875,970      3,946,147
 Inventories                                 5,093,936      6,356,041
 Other current assets                        1,689,681      1,714,030
                                          -------------  -------------
   Total current assets                     15,190,763     27,846,270
                                          -------------  -------------

NON-CURRENT ASSETS:
 Property and equipment, net (Note 5)        5,523,592      7,445,214
 Deposits and other non-current assets         256,548        718,183
 Investment in and advances to affiliate
   (Note 5)                                  5,433,577        832,809
 Intangible assets, net                      7,619,332      9,278,376
                                          -------------  -------------
   Total non-current assets                 18,833,049     18,274,582
                                          -------------  -------------

    Total assets                           $34,023,812    $46,120,852
                                          =============  =============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                           $3,279,331     $3,679,034
 Accrued expenses and other current
   liabilities                               1,398,259      1,596,203
 Short-term borrowings                          44,372        227,839
 Current portion of long-term debt           1,363,076      2,302,156
                                          -------------  -------------
   Total current liabilities                 6,085,038      7,805,232
                                          -------------  -------------





NON-CURRENT LIABILITIES:
 Long-term debt                              2,738,040      9,301,408
 Deferred rent                                   -             18,223
                                          -------------  -------------
   Total non-current liabilities             2,738,040      9,319,631
                                          -------------  -------------

    Total liabilities                        8,823,078     17,124,863
                                          -------------  -------------

COMMITMENTS AND CONTINGENCY

MINORITY INTEREST IN CONSOLIDATED
 SUBSIDIARY                                        407      3,008,637
                                          -------------  -------------

STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value, 1,000,000
   shares authorized, no shares issued           -              -
 Common stock, $.01 par value,
   50,000,000 shares authorized,
   23,353,253 and 21,822,477 issued;
   23,273,844 and 21,743,068 outstanding       232,738        217,431
 Additional paid-in capital                111,651,526     98,233,612
 Unrealized (loss) gain on investments            (434)           556
 Cumulative translation adjustment              11,589        412,787
 Accumulated deficit                       (86,474,173)   (72,656,522)
 Less - 79,409 shares of common stock
   held in treasury, at cost                  (220,512)      (220,512)
                                          -------------  -------------
   Total stockholders' equity               25,200,734     25,987,352
                                          -------------  -------------

    Total liabilities and
    stockholders' equity                   $34,023,812    $46,120,852
                                          =============  =============


           The accompanying notes are an integral part of these Consolidated Financial Statements.


                                  ONCOR, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                Three Months Ended       Six Months Ended
                                     June 30,                June 30,
                            ------------------------ --------------------------

                               1996         1995         1996           1995
                               ----         ----         ----           ----
GROSS REVENUES:
  Product sales            $3,900,521   $4,257,725    $7,823,893    $7,933,514
  Grants and contracts        221,696      315,999       493,721       595,588
                          ------------ ------------  ------------ -------------

  Gross revenues            4,122,217    4,573,724     8,317,614     8,529,102

OPERATING EXPENSES:
  Direct cost of sales      2,510,866    1,878,941     4,923,981     3,814,084
  Product discontinuation
   costs (Note 7)           1,975,000        -         1,975,000         -
  Amortization of
   intangibles                337,767      339,636       682,146       659,826
  Selling, general and
   administrative           3,697,455    3,340,329     7,156,271     6,303,948
  Research and development  1,804,933    1,966,308     3,791,410     3,831,241
  Clinical and regulatory     511,994      335,165     1,004,273       691,318
                          ------------ ------------  ------------ -------------

Total operating expenses   10,838,015    7,860,379    19,533,081    15,300,417
                          ------------ ------------  ------------ -------------

LOSS FROM OPERATIONS       (6,715,798)  (3,286,655)  (11,215,467)   (6,771,315)
                          ------------ ------------  ------------ -------------

OTHER INCOME (EXPENSE):
  Investment income            58,135      390,398       237,099       707,910
  Other expense, net          (80,932)    (107,811)     (232,627)     (201,846)
  Foreign exchange profit
   (loss)                     (35,975)       3,493       (57,140)      (24,103)
  Equity in net loss of
   affiliates                (952,744)    (613,161)   (2,549,516)   (1,130,462)
                         ------------- ------------ ------------- -------------
                           (1,011,516)    (327,081)   (2,602,184)     (648,501)

      Net loss            ($7,727,314) ($3,613,736) ($13,817,651)  ($7,419,816)
                         ============= ============ ============= =============
NET LOSS PER SHARE            ($0.34)      ($0.17)      ($0.62)       ($0.36)
                         ============= ============ ============= =============
WEIGHTED-AVERAGE COMMON
  SHARES OUTSTANDING       23,025,997   20,874,978    22,420,711    20,819,642
                         ============= ============ ============= =============

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                               ONCOR, INC.


                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                          For the six months ended June 30,
                                          ---------------------------------
                                                1996             1995
                                          ---------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                 ($13,817,651)      ($7,419,816)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
      Issuance of common stock for
       interest payment of convertible
       note                                      95,708             -
      Issuance of common stock in
       connection with research and
       and development agreements               192,525             -
      Depreciation and amortization           1,457,903         1,394,601
      Non-cash product discontinuation        1,619,473             -
      Equity in net loss of affiliates        2,549,516         1,136,777
      Changes in operating assets
       and liabilities:
        Accounts receivable                     970,262          (470,881)
        Inventories                             369,615        (1,682,456)
        Other current assets                   (355,378)         (717,528)
        Deposits and other non-current
         assets                                  17,113             5,187
        Accounts payable                       (207,507)          355,676
        Customer deposits                         -              (105,671)
        Accrued expenses and other
         current liabilities                   (153,195)         (403,899)
        Deferred rent                           (18,223)          (36,429)
                                           -------------     -------------
        Net cash used in operating
         activities                          (7,279,839)       (7,944,439)
                                           -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment          (371,553)       (1,278,576)
  Purchase of stock in affiliate               (300,000)          (82,315)
  Redemptions of investments                    777,105         2,874,488
                                           -------------     -------------
        Net cash provided by
         investing activities                   105,552         1,513,597
                                           -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of stock options and warrants        558,518           366,400
  Proceeds from sales of stock of
   subsidiary                                     -             3,034,328
  Offering costs of private placement           (54,100)            -
  Repayment on long term debt                (1,727,721)       (1,579,851)
  Long term borrowings                          207,410           567,506
                                           -------------     -------------

        Net cash (used in) provided
         by activities                       (1,015,893)        2,388,383
                                           -------------     -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH         (20,331)          (45,770)
                                           -------------     -------------

  Net decrease in cash and cash
   equivalents                               (8,210,511)       (4,088,229)

CASH AND CASH EQUIVALENTS, beginning of
  the period                                 13,458,895         9,749,911
                                           -------------     -------------

CASH AND CASH EQUIVALENTS, end of the
  period                                     $5,248,384        $5,661,682
                                           =============     =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Cash paid during the period for interest     $157,296          $200,789

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
  In April 1996, the Company issued 834,894 shares of its common stock valued at $3,950,000 in connection with conversion of convertible debt.

  In March 1996, the Company issued 498,081 shares of its common stock valued at $2,100,000 in connection with conversion of convertible debt.

  In February 1995, the Company entered into a $1,235,504 capital lease of a building.


           The accompanying notes are an integral part of these Consolidated Financial Statements.

                            ONCOR, INC.

                  NOTES TO FINANCIAL STATEMENTS

                       AS OF JUNE 30, 1996
                           (Unaudited)



1.   Cash Equivalents and Investments

     Cash equivalents and investments consist primarily of funds invested in money market instruments, commercial paper and U.S. government treasury bills. Investments with maturities between three months and one year are classified as short-term investments. Investments in securities with original maturities of three months or less are considered cash equivalents. Cash of $2.3 million is pledged on a reducing basis over approximately seven months as security to a bank which guaranteed the principal and interest of a note issued in an acquisition.

      Investments that are classified as available-for-sale securities are carried at fair market value. Unrealized holding gains and losses are excluded from earnings and reported as a net amount in a separate component of stockholders' equity until realized.


2.   Intangible Assets

     The intangible assets comprise technology acquired, the estimated value of contractual positions, and the excess of the purchase price of acquisitions over the fair market value of the tangible assets acquired. The intangible assets are being amortized on a straight line method over periods of two to 10 years, with a weighted average amortization period of eight years.


3.   Net Loss Per Share

     Net loss per share is determined using the weighted-average number of shares of Common Stock outstanding during the periods presented. The effects of options and warrants have not been considered since the effects would be antidilutive.

4.   Investments in Debt Securities at June 30, 1996

     The aggregate fair value of investments in debt securities as of June 30, 1996 is as follows:

          Government securities
              $U.S. denominated                   $  688,458
          Commercial paper                           932,856

                         Total                    $1,621,314


5.   OncorPharm Private Placement

     On April 2, 1996, OncorPharm, Inc. ("OncorPharm"), a 53%-owned subsidiary, completed a private placement of 670,000 of its preferred shares of stock at $3.00 per share. The effect of this transaction was to reduce the Company's ownership interest in OncorPharm to approximately 46%. On June 28, 1996, OncorPharm completed a second private placement of 342,667 of its preferred shares of stock at $3.00 per share. The Company purchased 100,000 shares in this second private placement. As a net result, the Company's ownership interest in OncorPharm was further reduced to approximately 45%. As the Company's voting interest is now less than 50%, the Company has accounted for its investment in OncorPharm using the equity method of accounting in the second quarter. The financial statements of the Company for the three months ended March 31, 1996 have been retroactively adjusted to record the results of OncorPharm pursuant to the equity method of accounting from January 1, 1996. Accordingly, the Company has reflected in the financial statements presented for all periods in 1996 only its proportionate share of the earnings or losses of OncorPharm. The restatement had no impact on the Company's consolidated net loss or net loss per share. OncorPharm realized net cash proceeds of approximately $3.0 million from sale of the shares.


6.   Subsequent Event

     In July 1996, Appligene Oncor S.A., the European subsidiary of the Company, completed an initial public offering of its common shares for approximately $9.3 million. The Company retained an 80% interest in Appligene Oncor S.A.

     In August 1996, the Company issued 260,209 shares of its Common Stock in connection with conversion of $950,000 in convertible debt.

7.   Product Discontinuation Costs

     In the second quarter of 1996, the Company adopted a plan to discontinue the development, manufacture, sale, and support of certain imaging, research, and non-diagnostic genetics products. The product discontinuation costs of $1,975,000 comprise the revaluation of inventory of discontinued products, charge off of goodwill associated with such products, and severance payments to employees terminated in conjunction with the plan.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.


     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto, which were included in the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1995. This Form 10-Q contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Readers are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, readers should specifically consider the various factors identified in this Report which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth in "Risk Factors."


General

     In the second quarter of 1996, the Company adopted a plan to discontinue the development, manufacture, sale and support of certain imaging, research and non-diagnostic genetics products. Related to this plan, the Company took a charge of approximately $2.0 million in the second quarter to revalue the inventory of discontinued products, charge off goodwill associated with such products and provide severance payments to employees terminated in conjunction with the plan. The Company believes that the actions taken and to be taken with respect to this plan will reduce manufacturing, selling, general and administrative expenses beginning in the second half of 1996.

     Also, in the second quarter of 1996 and as further described in Note 5 to the consolidated financial statements found elsewhere in this Form 10-Q, the Company no longer owns a majority of capital stock of OncorPharm and, as a result, deconsolidated the results of operations of OncorPharm effective January 1, 1996. Accordingly, the consolidated operating results include the operating results of OncorPharm in the 1995 periods presented and exclude them in the 1996 periods presented. Beginning in 1996, the Company's proportionate share of losses incurred by OncorPharm are included in Equity in Net Loss of Affiliates.

Results of Operations

     Revenues decreased 10% and 2% to $4.1 million and $8.3 million for the three months and six months, respectively, ended June 30, 1996, as compared to $4.6 million and $8.5 million, respectively, for the corresponding periods of 1995, due to the discontinuation of certain products (as described in General above) and the completion of certain research grants.
Application for renewal of the research grants has been made, but there can be no assurance that such renewals will be granted.

     Gross profit as a percentage of product revenues decreased to 36% in the second quarter of 1996 from 56% in the corresponding period of 1995. The decrease was due to continuing efforts to reduce inventory levels and the development of manufacturing processes to comply with U.S. Food and Drug
Administration ("FDA") regulations for diagnostic products.

     Selling, general and administrative expenses increased by $0.4 million and $0.9 million for the second quarter and first half, respectively, of 1996 from the corresponding periods of 1995. Approximately $0.2 million and $0.3 million, respectively, of the increases are due to the expenses associated with the continuing development of a sales and marketing staff in Europe. The remainder of the increases are due to (i) expenses associated with the Company's financing efforts of the Company and its European subsidiary, (ii) executive recruitment and relocation expenses, (iii) costs associated with the realignment of certain distributor relationships, and (iv) the legal expenses associated with certain intellectual property issues. The increases more than offset the decreases in such expenses resulting from the deconsolidation of the operating results of OncorPharm in 1996. OncorPharm selling, general, and administrative expenses were $0.1 million and $0.3 million for the second quarter and first half of 1995, respectively.

     Research and development expenses decreased by $0.2 million for the second quarter of 1996 from the corresponding period of 1995, and remained unchanged for the first half of 1996 compared to the corresponding period in 1995. The decreases resulted primarily from the deconsolidation of the operating results of OncorPharm in 1996. OncorPharm research and development expenses accounted for $0.4 million and $0.8 million for the second
quarter and the first half of 1995, respectively.   Such decrease
was almost entirely offset in 1996 by (i)initial payments, made largely in Common Stock of the Company, at the inception of two research collaboration agreements with The John Hopkins University, (ii) a license agreement with Yale University, and
(iii) substantial increased activity associated with the development of diagnostic products.

     Clinical and regulatory expenses increased $0.2 million and $0.3 million in the second quarter and first half of 1996, respectively, from the corresponding periods of 1995. This increase is due to professional fees incurred to support the Company's applications for diagnostic products with the FDA.

     Other net non-operating expenses increased by $0.7 million and $2.0 million for the second quarter and first half of 1996, respectively, compared to the corresponding periods in 1995. The Company's proportionate share of net losses attributable to OncorPharm for the second quarter and first half of 1996 were $0.4 million and $1.4 million, respectively. The remainder of the increase is due to a decrease in interest income included in other net non-operating expenses.

     As a result of the factors discussed above, net loss increased to $7.7 million ($0.34 per share) and $13.8 million ($0.62 per share) in the second quarter and the first half of 1996 from $3.6 million ($0.17 per share) and $7.4 million ($0.36 per share), respectively, in the corresponding periods of 1995.


Liquidity and Capital Resources

     The following table sets forth the most significant elements of the cash flows of the Company in the first half of 1996 (in millions):

     Cash and liquid investments at January 1, 1996     $14.5

     Net cash loss                                       (7.9)

     Cash generated from the decline in working capital   0.6

     Purchases of equipment                              (0.4)

     Principal portion of debt service                   (1.7)

     Proceeds from exercise of options,
     long-term borrowings and other                       0.4

     Cash and liquid investments at June 30, 1996        $5.5

     Net cash loss is discussed under Results of Operations found elsewhere in this Management's Discussion and Analysis. The decline in working capital represents a decrease in inventory and accounts receivable of $1.3 million, partially offset by a decline in current liabilities of $0.4 million. Purchases of equipment are for the on-going replacement of laboratory equipment. The Company expects property and equipment purchases to continue at this rate. Principal portion of debt service is expected to decline substantially after the third quarter of 1996.

     In July 1996, the European subsidiary of the Company completed a $9.3 million initial public offering of its common stock (the "IPO"). The Company retained an 80% interest in the subsidiary and, accordingly, will continue to include its results of operations in the consolidated financial statements of the Company. The subsidiary remitted approximately $1.5 million of the proceeds to the Company in satisfaction of outstanding trade indebtedness. The remainder of the proceeds are restricted for use in the further development of the subsidiary's business.

     In addition, in July 1996, the Company sold the technology related to its industrial inspection products (the "Technology") for approximately $0.4 million of cash and certain future royalties.

     The Company believes that the cash and liquid investments of the Company at June 30, 1996 together with the unrestricted portion of the proceeds from the IPO and the proceeds from the sale of the Technology will be sufficient to fund its operations through the remainder of 1996. The Company has entered into discussions with potential private investors with the objective of securing sufficient additional financing such that the Company will have adequate cash to fund operations for the next twelve months. There can be no assurance that such efforts will be successful or that, if successful, the resulting funding will be sufficient such that operations will be adequately funded for the next twelve months.

     The current fair market value of that portion of the Company's holdings of publicly traded common stock in affiliates which are not subject to contractual restrictions is approximately $15 million. The Company believes that a portion of these investments could be converted into cash, if necessary. However, as of the date of this report, the Company has no plans to do so.

     In August 1996, certain holders of convertible debt securities elected to convert approximately $1.0 million principal amount into approximately 260,000 shares of Common
Stock of the Company.


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

Item 4.   Submission of Matters to a Vote of Security Holders.


a. The annual meeting of the stockholders was held on July 9, 1996.

b.   Motions before the stockholders:


     (1)  To elect five directors.

     Stephen Turner                     Votes for      18,290,442
                                        Withheld          101,610

     Philip S. Schein                   Votes for      18,288,442
                                        Withheld          103,610

     Timothy J. Triche                  Votes for      18,288,442
                                        Withheld          103,610

     William H. Taylor II               Votes for      18,290,422
                                        Withheld          101,610

     George W. Scherer                  Votes for      18,290,442
                                        Withheld          101,610


     (2) To ratify the selection of Arthur Andersen LLP as independent public accountants of the Company for the year 1996.

          Votes for           18,344,603
          Votes against           27,299
          Abstain                 20,150


     (3)  To approve an amendment to the Company's 1992 Stock
          Option Plan to increase the total number of shares authorized for issuance thereunder by 500,000 shares to a total of 5,015,604 shares.

          Votes for           16,813,475
          Votes against        1,516,074
          Abstain                 62,503
Item 5.   Other Information.

     Effective August 9, 1996, George W. Scherer resigned from the Board of Directors of the Company. He stated that the resignation was largely for personal reasons.


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


                           ONCOR, INC.
                           (Registrant)


Date:  August 13, 1996
                          Stephen Turner, Chairman and Chief
                             Executive Officer



Date:  August 13, 1996
                          John L. Coker, Vice President
                             of Finance and Administration,
                             Chief Financial Officer

                            SIGNATURES




    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           ONCOR, INC.
                           (Registrant)


Date:  August 13, 1996     /s/  Stephen Turner
                          Stephen Turner, Chairman and Chief
                             Executive Officer



Date:  August 13, 1996     /s/  John L. Coker
                          John L. Coker, Vice President
                             of Finance and Administration,
                             Chief Financial Officer