Form 10-Q
period 1996-09-30
ONCOR INC
filed 1996-11-13
CIK 806637

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarter ended September 30, 1996

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



               YES  x                        NO



At October 31, 1996 there were 23,693,062 shares of Common Stock outstanding.
                  PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements.

     The unaudited consolidated balance sheet as of September 30, 1996, the audited consolidated balance sheet as of December 31, 1995, and the unaudited consolidated statements of operations for the three month and nine month periods ended September 30, 1996 and 1995, and of cash flows for the nine month periods ended September 30, 1996 and 1995, set forth below, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. Oncor, Inc. (the "Company") believes that the disclosures made are adequate to make the information presented not misleading.

     In the opinion of management of the Company, the accompanying financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of results for the periods presented. It is suggested that this financial information be read in conjunction with the Form 10-K filed with the Commission for the year ended December 31, 1995.

     The results for the third quarter and nine months ended
September 30, 1996, presented in the accompanying financial statements, are not necessarily indicative of the results for the entire year.

                                ONCOR, INC.

                        CONSOLIDATED BALANCE SHEETS
                                                      As of
                                         ------------------------------
                                          Sept 30, 1996   Dec.31, 1995
                                            Unaudited
                                         --------------- --------------

                                  ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                  $14,327,256    $14,249,925
 Short-term investments, at market              916,765      1,580,127
 Accounts receivable, net of allowance
   for doubtful accounts of approxi-
   mately $370,000 and $341,000               2,670,804      3,946,147
 Inventories                                  4,943,809      6,356,041
 Other current assets                         1,510,661      1,714,030
                                           -------------  -------------
   Total current assets                      24,369,295     27,846,270
                                           -------------  -------------

NON-CURRENT ASSETS:
 Property and equipment, net (Note 5)         5,279,384      7,445,214
 Deposits and other non-current assets          226,714        718,183
 Investment in and advances to affiliates
   (Note 5)                                   4,777,139        832,809
 Intangible assets, net                       7,262,755      9,278,376
                                           -------------  -------------
   Total non-current assets                  17,545,992     18,274,582
                                           -------------  -------------

    Total assets                            $41,915,287    $46,120,852
                                           =============  =============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                            $3,522,190     $3,679,034
 Accrued expenses and other current
   liabilities                                1,224,946      1,596,203
 Short-term borrowings                           17,163        227,839
 Current portion of long-term debt              715,647      2,302,156
                                           -------------  -------------
   Total current liabilities                  5,479,946      7,805,232
                                           -------------  -------------




NON-CURRENT LIABILITIES:
 Long-term debt                               6,276,103      9,301,408
 Deferred rent                                    -             18,223
                                           -------------  -------------
   Total non-current liabilities              6,276,103      9,319,631
                                           -------------  -------------

    Total liabilities                        11,756,049     17,124,863
                                           -------------  -------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN CONSOLIDATED
 SUBSIDIARY                                   3,216,056      3,008,637
                                           -------------  -------------

STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value, 1,000,000
   shares authorized, no shares issued            -              -
 Common stock, $.01 par value,
   50,000,000 shares authorized,
   23,769,971 and 21,822,477 issued;
   23,690,562 and 21,743,068 outstanding        236,906        217,431
 Common stock warrants outstanding              406,250          -
 Additional paid-in capital                 118,724,901     98,233,612
 Unrealized gain on investments                   6,341            556
 Cumulative translation adjustment             (357,827)       412,787
 Accumulated deficit                        (91,852,877)   (72,656,522)
 Less - 79,409 shares of common stock
   held in treasury, at cost                   (220,512)      (220,512)
                                           -------------  -------------
   Total stockholders' equity                26,943,182     25,987,352
                                           -------------  -------------

    Total liabilities and
    stockholders' equity                    $41,915,287    $46,120,852
                                           =============  =============


           The accompanying notes are an integral part of these Consolidated Financial Statements.

                                   ONCOR, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                              Three Months Ended          Nine Months Ended
                                   Sept. 30,                  Sept. 30,
                          -------------------------- ---------------------------
                                1996         1995         1996           1995
                                ----         ----         ----           ----
GROSS REVENUES:
  Product sales             $3,975,376   $3,734,216   $11,799,269   $11,667,730
  Grants and contracts          91,058      289,596       584,779       885,184
                          ------------- ------------ ------------- -------------

  Gross revenues             4,066,434    4,023,812    12,384,048    12,552,914

OPERATING EXPENSES:
  Direct cost of sales       2,345,051    1,807,001     7,269,032     5,621,085
  Product discontinuation
   costs (Note 8)                -            -         1,975,000         -
  Amortization of
   intangibles                 332,394      339,636     1,014,540       999,462
  Selling, general and
   administrative            3,927,636    3,408,079    11,083,907     9,712,027
  Research and development
   (Note 5)                  1,685,598    1,963,768     5,477,008     5,795,009
  Clinical and regulatory      432,035      447,453     1,436,308     1,138,771
                          ------------- ------------ ------------- -------------

  Total operating expenses   8,722,714    7,965,937    28,255,795    23,266,354
                          ------------- ------------ ------------- -------------

LOSS FROM OPERATIONS        (4,656,280)  (3,942,125)  (15,871,747)  (10,713,440)
                          ------------- ------------ ------------- -------------

OTHER INCOME (EXPENSE):
  Investment income            120,628      243,588       357,727       951,498
  Other income (expense) net    88,267     (136,365)     (144,360)     (338,211)
  Foreign exchange profit
   (loss)                       29,579       58,011       (27,561)       33,908
  Equity in net loss of
   affiliates (Note 5)        (960,898)    (513,325)   (3,510,414)   (1,643,787)
                          -------------- ----------- ------------- -------------
                              (722,424)    (348,091)   (3,324,608)     (996,592)

      Net loss             ($5,378,704) ($4,290,216) ($19,196,355) ($11,710,032)
                          ============= ============ ============= =============

NET LOSS PER SHARE              ($0.23)      ($0.21)      ($0.84)       ($0.56)
                          ============= ============ ============= =============
WEIGHTED-AVERAGE COMMON
  SHARES OUTSTANDING        23,516,159   20,916,937    22,788,528    20,852,431
                          ============= ============ ============= =============

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                              ONCOR, INC.


                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                         For the nine months ended Sept. 30,
                                         -----------------------------------
                                                1996              1995
                                         -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                 ($19,196,355)      ($11,710,032)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Issuance of common stock for
        interest payment of convertible
        note                                    181,235              -
      Issuance of common stock in
        connection with research and
        and development agreements              350,423              -
      Depreciation and amortization           2,191,983          2,130,305
      Gain on disposal of assets               (269,978)             -
      Non-cash product discontinuation        1,619,473              -
      Equity in net loss of affiliates        3,510,403          1,643,787
      Changes in operating assets
        and liabilities:
        Accounts receivable                   1,165,700           (228,942)
        Inventories                             514,397         (2,070,153)
        Other current assets                   (330,578)           (28,902)
        Deposits and other non-current
          assets                                  1,776              5,187
        Accounts payable                         44,998            257,605
        Customer deposits                         -               (105,508)
        Accrued expenses and other
          current liabilities                  (623,734)          (534,214)
        Deferred rent                           (18,223)           (54,643)
                                           -------------      -------------
             Net cash used in
             operating activities           (10,858,480)       (10,695,510)
                                           -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment          (500,605)        (2,961,690)
  Proceeds from disposal of assets              340,982              -
  Currency protection in Appligene
    agreement                                   (44,423)          (107,798)
  Purchase of stock in affiliate               (300,000)           (82,315)
  Redemptions of investments                    149,907          8,735,703
                                           -------------      -------------
             Net cash provided by
             investing activities              (354,139)         5,583,900
                                           -------------      -------------



CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of stock options and warrants        658,535            632,542
  Proceeds from sales of stock of
    subsidiary                                9,138,484          3,034,503
  Offering costs of private placement           (54,100)             -
  Repayment on long-term debt                (2,497,243)        (2,881,837)
  Proceeds from borrowings and issuance
    of warrants                               5,207,410            645,728
                                           -------------      -------------

             Net cash (used in) provided
             by financing activities         12,453,086          1,430,936
                                           -------------      -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH        (372,106)           (83,702)
                                           -------------      -------------

  Net increase (decrease) in cash and
    cash equivalents                            868,361         (3,764,376)

CASH AND CASH EQUIVALENTS, beginning of
  the period                                 13,458,895          9,749,911
                                           -------------      -------------

CASH AND CASH EQUIVALENTS, end of the
  period                                    $14,327,256         $5,985,535
                                           =============      =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Cash paid during the period for interest     $212,621           $307,158

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
  In August 1996, the Company issued 260,209 shares of its common stock valued at $950,000 in connection with conversion of convertible debt.

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

                         ONCOR, INC.

                  NOTES TO FINANCIAL STATEMENTS

                     AS OF SEPTEMBER 30, 1996
                           (Unaudited)




1.   Cash Equivalents and Investments

     Cash equivalents and investments consist primarily of funds invested in money market instruments, commercial paper and U.S. government treasury bills. Investments with maturities between three months and one year are classified as short-term investments. Investments in securities with original maturities of three months or less are considered cash equivalents. Cash of $3.2 million is pledged to or encumbered by financial institutions largely on a reducing basis over three years.

      Investments that are classified as available-for-sale securities are carried at fair market value. Unrealized holding gains and losses are excluded from earnings and reported as a net amount in a separate component of stockholders' equity until realized.


2.   Intangible Assets

     The intangible assets comprise technology acquired, the estimated value of contractual positions, and the excess of the purchase price of an acquisition over the fair market value of the tangible assets acquired. The intangible assets are being amortized on a straight line method over periods of two to ten years, with a weighted average amortization period of eight years.


3.   Net Loss Per Share

     Net loss per share is determined using the weighted-average number of shares of Common Stock outstanding during the periods presented. The effects of options and warrants have not been considered since the effects would be antidilutive.















4.   Investments in Debt Securities at September 30, 1996

     The aggregate fair value of investments in debt securities as of September 30, 1996 is as follows:

          Government securities
              $U.S. denominated                   $  630,012
          Commercial paper                           834,429

                          Total                   $1,464,441


5.   Codon Private Placement

     In the second quarter, when the Company's voting interest in Codon Pharmaceuticals, Inc. ("Codon"), formerly named OncorPharm, Inc. ("OncorPharm"), became less than 50%, the Company began accounting for its investment in Codon using the equity method of accounting. The financial statements of the Company for the three months ended March 31, 1996 have been retroactively adjusted to record the results of Codon pursuant to the equity method of accounting from January 1, 1996. Accordingly, the Company has reflected in the financial statements presented for all periods in 1996 only its proportionate share of the earnings or losses of Codon. The restatement had no impact on the Company's consolidated net loss or net loss per share.


6.   Appligene Initial Public Offering

     In July 1996, Appligene Oncor S.A. ("Appligene"), the European subsidiary of the Company, completed an initial public offering of newly issued common shares for approximately $9.3 million. As a result of this transaction, the Company's equity interest in Appligene was reduced to approximately 80%.

     In connection with this offering, Appligene entered into an agreement with the underwriter and market maker to provide support in after-market stabilization activities. This agreement required Appligene to make available as a loan up to $1.0 million to effect stock purchase transactions for the purpose of stabilizing the market for Appligene's common stock and to share in any gains and losses incurred by the underwriter through such transactions. The parties are currently negotiating amendments to the agreement with the objective of significantly reducing Appligene's potential exposure. However, there can be no assurance that such an amendment will be successfully negotiated or, if so, that such amendment would reduce Appligene's potential exposure in any material respect. The Company has recorded as a cost of the offering $0.3 million for a portion of the trading losses incurred by the underwriter to date.

7.   Oncor Private Placement

     On September 30, 1996, the Company completed a private placement of 6.0% three-year unsecured notes convertible into shares of Common Stock of the Company and warrants to purchase an aggregate of 250,000 shares of the Company's Common Stock. The Company received total proceeds of approximately $5.0 million of which $406,250 was allocated to the warrants and the remainder to the notes. Issuance costs were not significant. The notes are immediately convertible at the option of the holder and will be automatically converted upon maturity. The notes are convertible at prices which reduce from 100.0% to 80.0% of the market value of the common stock at the time of conversion over a period of 136 days.


8.   Product Discontinuation Costs

     In the second quarter of 1996, the Company adopted a plan to discontinue the development, manufacture, sale, and support of certain imaging, research, and non-diagnostic genetics products. Product discontinuation costs of $1,975,00 recorded in the second quarter comprise the revaluation of inventory of discontinued products, charge off of goodwill associated with such products, and severance payments to employees terminated in conjunction with the plan.


9.   Related Party Transactions

     During the third quarter of 1996, the Company increased the guarantee of a loan for an officer and director from $400,000 to $700,000.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.


     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto, which were included in the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1995. This Form 10-Q contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Readers are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, readers should specifically consider the various factors identified in this Report and in the other reports and documents filed by the Company with the Securities and Exchange Commission from time to time which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth below in "Risk Factors."


General

     In the second quarter of 1996, the Company adopted a plan to discontinue the development, manufacture, sale and support of certain imaging, research and non-diagnostic genetics products. Sales in the third quarter and first nine months of 1996 included $0.4 and $1.6 million of the sale of products scheduled to be discontinued. The gross margins associated with those sales were $0.2 million and $0.7 million, respectively. In the third quarter, selling, general and administrative expenses and research and development expenses were lower by $0.5 million and $0.2 million, respectively, as a consequence of this discontinuation plan.

     Also, in the second quarter of 1996 and as further described in Note 5 to the consolidated financial statements found elsewhere in this Form 10-Q, the Company no longer owns a majority of capital stock of Codon and, as a result, deconsolidated the results of operations of Codon effective January 1, 1996. Accordingly, the consolidated operating results include the operating results of Codon in the 1995 periods presented and exclude them in the 1996 periods presented. Beginning in 1996, the Company's proportionate share of losses incurred by Codon are included in Equity in Net Loss of Affiliates.



Results of Operations

     Revenues increased 1% to $4.1 million for the three months ended September 30, 1996, as compared to $4.0 million for the corresponding periods of 1995. Revenues decreased 1% to $12.4 million for the nine months ended September 30, 1996, as compared to $12.6 million for the corresponding period of 1995, due to the completion of certain research grants. Application for renewal of the research grants has been made, but there can be no assurance that such renewals will be granted.

     Gross profit as a percentage of product revenues decreased to 41% and to 38% in the third quarter and first nine months, respectively, of 1996 from 52% in both corresponding periods of 1995. The decrease was due to (i) continuing efforts to cut production levels in order to reduce inventory resulting in significant manufacturing overhead being charged directly to cost of sales, and (ii) manufacturing expenses incurred for the development of processes to comply with U.S. Food and Drug Administration ("FDA") regulations for diagnostic products.

     Selling, general and administrative expenses increased by $0.5 million and $1.4 million for the third quarter and first nine months, respectively, of 1996 from the corresponding periods of 1995. The increases in the third quarter and the first nine months are due to legal and other expenses associated with certain intellectual property issues and to expenses associated with the continuing development of a sales and marketing staff in Europe. These increases more than offset the decreases in such expenses resulting from the aforementioned discontinuation plan and deconsolidation of the operating results of Codon in 1996. Codon selling, general, and administrative expenses were $0.2 million and $0.5 million for the third quarter and first nine months of 1995, respectively.

     Research and development expenses decreased by $0.3 million for the third quarter and first nine months of 1996 from the corresponding periods of 1995. The decreases resulted primarily from (i) the deconsolidation of the operating results of Codon and (ii) the product discontinuation plan. Codon research and development expenses accounted for $0.2 million and $1.0 million for the third quarter and the first nine months of 1995,
respectively.   The decrease in the first nine months was largely
offset by the costs associated with (i) initial payments, made largely in Common Stock of the Company, at the inception of two research collaboration agreements with The John Hopkins University, (ii) payments under a license agreement with Yale University, (iii) the initial payment, made in Common Stock of the Company, at the inception of a research agreement related to the P43 diagnostic test, and (iv) substantial increased activity associated with the development of other diagnostic products.

     Clinical and regulatory expenses remained unchanged for the third quarter of 1996 compared to the corresponding quarter in 1995 and increased $0.3 million in the first nine months of 1996 from the corresponding period of 1995. This increase is due to professional fees incurred to support the Company's applications for diagnostic products filed with the FDA.

     Other net non-operating expenses increased by $0.4 million and $2.3 million for the third quarter and first nine months of 1996, respectively, compared to the corresponding periods in 1995. The Company's proportionate share of net losses attributable to Codon, included in this caption in 1996 but included in operating results in 1995, were $0.4 million and $1.9 million for the third quarter and first nine months of 1996, respectively. The net increases in non-operating expenses were partially offset in the third quarter by the gain of $0.3 million on the sale of the technology related to the Company's industrial inspection products.

     As a result of the factors discussed above, net loss increased to $5.3 million ($0.23 per share) and $19.2 million ($0.84 per share) in the third quarter and the first nine months of 1996 from $4.3 million ($0.21 per share) and $11.7 million ($0.56 per share), respectively, in the corresponding periods of 1995.

Liquidity and Capital Resources

     The following table sets forth the most significant elements of the cash flows of the Company in the first nine months of 1996
(in millions):

     Cash and liquid investments at January 1, 1996     $14.5

     Net cash loss                                      (11.6)

     Cash generated from the decline in working capital   0.8

     Proceeds from sale of common stock of subsidiary     9.1

     Proceeds from issuance of debentures and warrants    5.0

     Purchases of equipment                              (0.5)

     Principal portion of debt service                   (2.5)

     Effects of foreign exchange rate adjustments,
     proceeds from exercise of options and other          0.4
                                                        ------

     Cash and liquid investments at September 30, 1996  $15.2
                                                        ======

     Approximately $0.7 million of the cash and liquid investment positions shown in the table set forth above is contractually restricted for an indefinite period and $7.9 million is limited to fund operations of the Company's European subsidiary. A discussion addressing the elements of the table follows.

     Net cash loss is discussed under Results of Operations found elsewhere in this Management's Discussion and Analysis. The decline in working capital represents a decrease in inventory and accounts receivable, partially offset by a decline in current liabilities.

     Purchases of equipment are for the on-going replacement of office and laboratory equipment; the Company expects such purchases to continue at this rate. Any substantial leasehold improvements which may be required in the Company's manufacturing facilities are expected to be funded by the Company's landlord in accordance with the Company's current lease agreements.

     In the third quarter the Company made the final $0.6 million quarterly installment of debt incurred in connection with the acquisition of Appligene and, accordingly, expects principal portion of debt service to decline substantially thereafter.

     The Company believes that its cash and liquid investments at September 30, 1996 will be sufficient to fund its operations in North America, where a majority of its cash losses are incurred, into the first quarter of 1997. The Company also believes that its cash and liquid investments will be sufficient to fund operations in Europe for more than the next twelve months. The Company is actively pursuing financing alternatives with the objective of securing sufficient additional financing such that the Company will have adequate cash to fund operations in North America beyond the first quarter of 1997. There can be no assurance that such efforts will be successful or that, if successful, the resulting financing will be sufficient such that North American operations will be adequately funded for the next twelve months. Any such financings could have the effect of diluting or adversely affecting the holdings or the rights of existing stockholders of the Company.

     The current fair market value of that portion of the Company's holdings of publicly traded common stock in affiliates which is not subject to contractual restrictions is approximately $15 million. The Company's basis in these securities is included in Investments in and Advances to Affiliates and, accordingly, is not included in Cash and Liquid Investments reported above. The Company believes that a portion of these investments could be converted into cash, if necessary. However, as of the date of this report, the Company has no plans to do so.


Risk Factors

     Risk Associated with the HER-2/neu Gene-Based Test System

     In November 1995, an FDA advisory panel (the "Panel") made a recommendation against final approval of the Company's Pre-Market Approval ("PMA") application for the use of its HER-2/neu gene-based test system for diagnostic purposes. No assurance can be given that the FDA will overturn the recommendation of the Panel or that the Company will obtain FDA approval for its HER-2/neu gene-based test system. The failure to obtain FDA approval for its HER-2/neu gene-based test system on a timely basis, or at all, would have a material and adverse effect on the Company's business, financial condition and results of operations. In the event that the Company receives FDA approval for its HER-2/neu gene-based test system, there can be no assurance that the Company will be capable of manufacturing the test system in commercial quantities at reasonable costs or marketing the product successfully, that the test system will be accepted by the medical diagnostic community, or that the market demand for the test system will be sufficient to allow profitable sales.

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

     The University of California and its licensee, Vysis, Inc. ("Vysis"), filed suit against Oncor on September 5, 1995 for infringement of U.S. Patent No. 5,447,841 entitled Methods and Compositions for Chromosome Specific Staining which issued on that same date. The patent relates to a method of performing in situ hybridization using a blocking nucleic acid that is complementary to repetitive sequences. A failure to successfully defend against or settle this suit may result in damages being assessed against the Company and an injunction against the sale of some of the Company's products. The Company has attempted to resolve the lawsuit through a negotiated settlement, but such negotiations were unsuccessful. In connection with the suit, there can be no assurance that the Company would be able to license the technologies underlying the patent in question or, if available, that such license would be on terms acceptable to the Company or that the Company would be successful in any attempt to redesign its products or processes to avoid infringement. An unfavorable decision in the suit, or the Company's failure to obtain a license or redesign its products or processes, could have a material adverse effect on the Company.

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

     4.1  Form of 6% Convertible Debenture due August 27, 1999.

     4.2  Form of Common Stock Purchase Warrant.

b.   Reports on Form 8-K.

     None.

                            SIGNATURES




    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             ONCOR, INC.
                            (Registrant)


Date:  November 13, 1996
                           Stephen Turner, Chairman and Chief
                              Executive Officer


Date:  November 13, 1996
                           John L. Coker, Vice President
                              of Finance and Administration,
                              Chief Financial Officer

                            SIGNATURES




    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            ONCOR, INC.
                            (Registrant)


Date:  November 13, 1996     /s/  Stephen Turner
                            Stephen Turner, Chairman and Chief
                                Executive Officer


Date:  November 13, 1996     /s/  John L. Coker
                            John L. Coker, Vice President
                                of Finance and Administration,
                                Chief Financial Officer