Form 10-K
period 1996-12-31
ONCOR INC
filed 1997-03-31
CIK 806637

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1996

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

                        YES  x   NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
            ---


At February 28, 1997, there were 25,077,970 shares of Common Stock outstanding. The aggregate market value of the voting stock held by non-affiliates was approximately $98,975,914 at that date. Document incorporated by reference: Proxy Statement of Oncor, Inc. relative to the Annual Meeting of Shareholders to be held in July 1997, which is incorporated into Part III of this Form 10-K.
                       TABLE OF CONTENTS


                              PART I
Item                                                        Page

1.   Business. . . . . . . . . . . . . . . . . . . . . . . .1

2.   Properties. . . . . . . . . . . . . . . . . . . . . . .24

3.   Legal Proceedings . . . . . . . . . . . . . . . . . . .25

4.   Submission of Matters to a Vote of Security Holders . .25


                             PART II

5.   Market for Registrant's Common Equity
     and Related Stockholder Matters . . . . . . . . . . . .26

6.   Selected Consolidated Financial Data. . . . . . . . . .27

7.   Management's Discussion and Analysis of
     Financial Condition and Results of Operation. . . . . .28

8.   Consolidated Financial Statements
     and Supplementary Data. . . . . . . . . . . . . . . . .36

9.   Changes in and Disagreements on Accounting
     and Financial Disclosure. . . . . . . . . . . . . . . .36

                             PART III

10.  Directors and Executive Officers of the Registrant. . .37

11.  Executive Compensation. . . . . . . . . . . . . . . . .37

12.  Security Ownership of Certain
     Beneficial Owners and Management. . . . . . . . . . . .37

13.  Certain Relationships and Related Transactions. . . . .37

                             PART IV

14.  Exhibits, Financial Statement Schedules,
     and Reports on Form 8-K . . . . . . . . . . . . . . . .38

     Signatures. . . . . . . . . . . . . . . . . . . . . . .42

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

     The Company develops, produces and markets cancer-oriented genetic probes, related reagents, molecular biology products, and diagnostic products. The Company is conducting preclinical studies for detection tests for certain leukemias, bladder cancer, lung cancer and certain blood cancers. Oncor is also developing genetic test systems for the detection and management of significant life-threatening cancers, including breast cancer, bladder cancer, lung cancer and certain blood cancers. In addition to its genetic test systems, the Company currently manufactures and markets for research purposes nearly 200 genetic probes to specific human genes, with related reagents and instrumentation, and a wide array of molecular biology products. The Company currently sells its products to over 1,700 customers worldwide.

     In February 1994, the Company filed a Premarket Approval ("PMA") application with the United States Food and Drug Administration (the "FDA") for its Her-2/neu amplification test system for the characterization of breast cancer. In November 1995, an FDA panel of independent advisors (the "Panel") made a recommendation against final approval of the Company's PMA application for the use of its Her-2/neu genetic test system for diagnostic purposes. In the third quarter of 1996, the Company received confirmation from the FDA that the agency had accepted the clinical validity and statistical model for determining the predictive value of the Her-2/neu test system. The FDA further indicated that the Company must re-run a sample of previously examined specimens, undergo a manufacturing site inspection and develop a physician education and training program. No assurance can be given that these or other required steps will be accomplished in a timely fashion or, if such requirements are accomplished, that the FDA will grant approval of the PMA on a timely basis, if at all. The failure to obtain FDA approval for its Her-2/neu genetic test system on a timely basis, or at all, would have a material and adverse effect on the Company's business, financial condition and results of operations. In the event that the Company receives FDA approval for its Her-2/neu genetic test system, there can be no assurance that the Company will be capable of manufacturing the test system in commercial quantities at reasonable costs or marketing the product successfully, that the test system will be accepted by the medical diagnostic community, or that the market demand for the test system will be sufficient to allow profitable sales.

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

     The Company has established agreements with numerous academic and research institutions which provide (or have provided) the Company with certain exclusive commercial rights to inventions relating to specific genes and other genetic technologies. These institutions include The Johns Hopkins University School of Medicine ("Johns Hopkins"), University of Helsinki, University of Chicago, The Children's Hospital of Philadelphia, Yale University, Tel Aviv University's Sackler School of Medicine, the Massachusetts General Hospital, University of Utah and Princeton University.

Products

     The Company's principal products include: (1) integrated genetic test systems containing one or more genetic probes (also sold separately) together with the reagents, slides and other materials necessary to perform genetic analysis, and (2) molecular biology reagents, enzymes and instruments. The Company also sells the individual genetic test system components as required by its customers. The Company's genetic test systems generally incorporate in situ hybridization techniques.
Enhancing the speed and reliability of these techniques and developing novel succeeding technologies have been major focuses of the Company.

     The Company's products are currently sold in the United States for research purposes only and, accordingly, do not require approval or clearance by the FDA or by any similar foreign authority. However, the Company plans to obtain FDA approval for the clinical use of a number of these products. No assurance can be given that the Company will obtain FDA approval for any of its products.

     In July 1996, the Company announced a plan to discontinue or suspend the development, manufacture and marketing of certain products in certain geographic regions in which net margins for these products in these regions historically have been low. Such products and regions included the entire biological imaging product line and much of the products developed and manufactured by Appligene S.A., the Company's European operating subsidiary ("Appligene") as they relate to sale in the United States. In addition, the Company has suspended the manufacture and marketing of its B/T Blue Gene Rearrangement Test System (B/T Blue) in order to complete the reconfiguration of the product and the submission of the required documentation with the FDA. The Company also has obtained an extension of its current PMA filing at the FDA for its leukemia detection test for Chronic Myelogenous Leukemia ("CML"), in order to (i) respond to questions provided by the FDA and (ii) consider the possible reconfiguration of the test system and resubmission of the PMA. With respect to the B/T Blue and CML test systems, the Company cannot predict when or if it will complete these reconfigurations and submissions, or that, if such submissions would receive FDA approval on a timely basis, if at all.

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

     The Company has completed clinical trials of its Her-2/neu amplification test system for breast cancer and filed a PMA application in February 1994. In November 1995, the Panel reviewed the PMA and made a recommendation against final approval of the Company's PMA application for the use of its Her-2/neu genetic test system for diagnostic purposes. In the third quarter of 1996, the Company received confirmation from the FDA that the agency had accepted the clinical validity and statistical model for determining the predictive value of the test system. The FDA further indicated that the Company must re-run a sample of previously examined specimens, undergo a manufacturing site inspection and develop a physician education and training program. No assurance can be given that these or other required steps will be accomplished in a timely fashion or, if they are, that the FDA will grant approval of the PMA applications. The failure to obtain FDA approval for its Her-2/neu genetic test system on a timely basis, or at all, would have a material and adverse effect on the Company's business, financial condition and results of operations. In the event that the Company receives FDA approval for its Her-2/neu genetic test system, there can be no assurance that the Company will be capable of manufacturing the test system in commercial quantities at reasonable costs or marketing the product successfully, that the test system will be accepted by the medical diagnostic community, or that the market demand for the test system will be sufficient to allow profitable sales. The Company has recently received approval to market its Her-2/neu genetic test system for diagnostic use in Australia, Austria, Canada, Denmark, Germany, Ireland, Luxembourg, The Netherlands, Sweden, Switzerland and the United Kingdom and expects to commence marketing for diagnostic purposes in certain selected of these countries in the first half of 1997.

     In addition, the Company has obtained an exclusive world-wide license from and entered into a sponsored research agreement with Tel Aviv University's Sackler School of Medicine ("Sackler") with respect to the development of methods for the detection of minute quantities of p43 antigen in human blood. The Company and Sackler believe that the presence of this antigen may indicate the early onset of breast cancer, and possibly other cancers. Sackler continues research on the technology and the Company is undertaking pre-clinical test development with respect to the technology at Albany (NY) University School of Medicine.

     Cervical Cancer

     The Company has developed a test system for the detection of certain strains of Human Papilloma Virus ("HPV") in cervical tissue samples. Such strains of HPV are widely believed to be linked to the onset of cervical cancer. The Company filed a PMA application with and received a letter of approvability from the FDA with respect to the test system. The Company thereafter has reconfigured the test system to facilitate automation and integration of the test with automated Pap Smear testing. Pursuant to this reconfiguration, the Company will be required, among other things,to conduct additional clinical trials and refile its PMA application. The Company currently is seeking to establish a cooperative arrangement with one or more companies involved in providing the capability for automated Pap Smear testing. There can be no assurance that such PMA will be filed on a timely basis, if at all, or if so filed, will be approved by the FDA on a timely basis, if at all. Furthermore, there can be no assurance that the Company will be successful in securing a cooperative arrangement with respect to the further development, testing and filing requirements for the test. The Company believes that it could not successfully undertake development of an automated and integrated HPV test system in the absence of such a cooperative agreement.

     Bladder Cancer

     The Company has acquired exclusive rights to certain published technologies from Johns Hopkins which the Company believes may be beneficial in developing a bladder cancer screening test. Johns Hopkins has filed U.S. and foreign patent applications relating to this technology. There can be no assurance that patents will issue as a result of any such pending applications or that, if issued, such patents will be sufficiently broad to afford protection against competitors with similar technology. In addition, there can be no assurance that any patents issued to the Company, or for which the Company has license rights, will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. Plans are in progress to incorporate these technologies into preclinical and clinical trials.

     Lung Cancer

     The Company and Johns Hopkins are actively pursuing the discovery of genetic changes associated with the early detection of lung cancer under a collaboration research and licensing agreement. The objective is the development of a method to detect the associated specific genetic events in sputum samples at an early stage. In October 1996, U.S. Patent No. 5,561,041 was issued to Johns Hopkins which relates to this technology, which is licensed exclusively to the Company.

     Breast, Prostate and Colon Cancer   Molecular Staging Assay

     In March 1994, the Company acquired an exclusive worldwide license from Johns Hopkins for a test that will detect small numbers of metastatic cancer cells in surgical sections and lymph nodes. Johns Hopkins has filed U.S. and foreign patent applications for this technology. There can be no assurance that patents will issue as a result of any such pending applications or that, if issued, such patents will be sufficiently broad to afford protection against competitors with similar technology.
In addition, there can be no assurance that any patents issued to the Company, or for which the Company has license rights, will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. The test is more sensitive than current methods and could have broad-based implications in the staging and management of all solid tumors. The test is being developed by OncorMed, Inc. ("OncorMed"), the Company's medical services affiliate, for application in the detection and management of breast, colon and prostate cancers.

     TriAmp(TM) Amplification Technology

     The Company has developed a proprietary technology for the targeted amplification of DNA sequences. The technology is a continuous chemical reaction in which a copy of a small fragment of the target DNA is reproduced in a geometric fashion with an objective of detecting gene mutations in samples too small to allow detection using current technologies. A U.S. patent relating to the technology was issued in January 1997.

     Sunrise Primers and Rolling Circle Amplification

     The Company has developed a family of proprietary technologies for the direct, quantitative analysis of nucleic acid amplification reactions. Certain of these technologies permit real-time quantitation of nucleic acid amplification techniques in a closed-tube format without the need for any post-amplification steps. The Company plans to begin marketing this new technology for research use only in the first half of 1997. Two U.S. patent applications relating to the technologies are pending.

     Methylation

     The Company has licensed exclusively from Johns Hopkins a proprietary technology for determining the methylation status of specific genes. A U.S. patent application relating to the technology is pending. The expression of certain cancer related genes, including certain tumor suppressor genes and cell life cycle genes, is known to be influenced by the methylation status of certain regions within the genes. Oncor began marketing, for research use only, kits to measure methylation status early in 1997.

     Other Products

     In addition to the genetic test systems for specific cancers and genetic diseases, the Company currently manufactures and sells nearly 200 other genetic probes to specific regions (chromosomes, loci or genes) for research purposes. In addition to genetic probes, the Company manufactures and markets for research purposes reagents and solutions for use in hybridization procedures, reagents for the extraction of DNA samples from blood and solid tissue, as well as various DNA labeling kits.

OncorMed

     As more fully described in Note 4 to the accompanying consolidated financial statements, OncorMed, the Company's medical services affiliate, has completed two public offerings of its common stock, first in October 1994, then in February 1996. As a result, the Company's ownership interest was reduced to approximately 40% of the outstanding common stock in 1995 and 29% in 1996. Accordingly, OncorMed is no longer a consolidated subsidiary of the Company. OncorMed continues to develop its genetic risk assessment, early cancer detection and other genetic services around technologies developed by OncorMed or licensed from others, including Oncor.

Codon (formerly known as OncorPharm)

     As more fully described in Note 4 to the accompanying consolidated financial statements, Codon Pharmaceuticals, Inc. ("Codon")(formerly known as OncorPharm, Inc.) the Company's therapeutic affiliate, completed rounds of private equity financing in April 1995 and in April 1996. As a result, the Company's ownership interest was reduced to approximately 42% of Codon's outstanding capital stock. Accordingly, Codon is no longer a consolidated subsidiary of the Company. Codon is undertaking research activities in an effort to develop gene-repair compounds and other genetic therapies, based on technologies acquired, directly or indirectly, by exclusive license from Princeton University, Yale University and Johns Hopkins.

Appligene

     In September 1994, the Company acquired substantially all of the outstanding capital stock of Appligene. In July 1996, Appligene completed an initial public offering of its common stock in France, thereby reducing the Company's ownership interest to approximately 80%. Appligene develops, manufactures and markets a variety of molecular biology products, most significantly restriction enzymes, and markets related apparatus and equipment. The principal markets for Appligene's products are in Europe, including the United Kingdom. Oncor markets its products for research and diagnostic purposes in Europe through Appligene's direct sales force and distributors.

Research and Development

     The Company conducts the majority of its research and development activities through its own staff and facilities. The Company currently has 41 employees engaged in research and development, including 20 with Ph.D.'s. The Company's in-house research and development efforts are focused primarily on the development of new genetic test systems, new genetic probes, probe labeling and detection techniques, reagent chemistries, sequencing products, amplification methods and cellular rare event detection.

     In addition to its in-house research programs, the Company collaborates with academic and research institutions to support research in areas of interest to the Company. In particular, all of the clinical testing required to support the Company's FDA approval applications are conducted by outside clinical research institutions. Typically under these arrangements, the Company's personnel in conjunction with consultants to the Company establish a clinical testing protocol, monitor the performance of the institution in implementing that protocol and, if necessary, prepare the associated documentation, statistical analysis and submission of results to the FDA. The Company usually pays the costs of the outside institution associated with conducting and reporting the results of the clinical trials.

     In addition, the Company occasionally licenses from third parties the rights to certain genetic probes and other technologies that it incorporates in its products or uses in its research and development efforts. See "Business -- Proprietary
Rights and Licenses."

Sales and Marketing

     The Company has direct sales forces in Europe and the United States, aggregating approximately 28 employees, and is supported by field application specialists and in-house technical services personnel. The Company currently markets its products through its sales forces to over 1,700 customers in the United States and Europe, primarily for research purposes. These customers include laboratory directors at centers that analyze tumors, genetic laboratories that perform chromosomal analysis and academic research laboratories. In other regions of the world, the Company sells its products through research product distributors. The list prices of the Company's genetic test systems range from approximately $15 to $110 per test. The tests are typically purchased on a recurring basis.

     The Company emphasizes the sale of integrated genetic test systems composed of genetic probes, slides, reagents and other materials to help assure the performance of the products in the customer's laboratory. In addition, the Company operates periodic workshops in which clinicians pay tuition to receive training in the use of the Company's products for the research analysis of cancer and genetic diseases.

Manufacturing

     The Company currently operates two manufacturing facilities. One is co-located with its headquarters in Gaithersburg, Maryland, for the production of commercial quantities of its genetic test systems and reagents. The second facility is located in Strasbourg, France for the production of molecular biology products. The Company maintains its own quality control laboratories at both sites to assure quality and product performance.

Competition

     Competition in the medical diagnostic and research market is intense. The Company competes with a large number of companies ranging from very small businesses to large diagnostic, health care, pharmaceutical, biotechnology and chemical companies, many of which have substantially greater financial, manufacturing, marketing and product research resources than the Company. Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and may commercialize products on their own or through joint ventures with competitors. In general, the particular companies with which the Company competes and the technologies with which its products compete vary with the Company's different products and markets. The Company competes primarily on the basis of the clinical utility, accuracy, speed, ease of use and other performance characteristics of its products and, to a lesser degree, on the price of its products.

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

     The Company is also aware that other companies are likely developing genetic test systems for diagnostic purposes, which may be competitive with the Company's existing products and those under development. In addition, a number of methods currently exist for gene amplification, including the widely used polymerase chain reaction ("PCR") process, and the Company is aware that additional methods are under development by other companies. These gene amplification methods could compete directly with the Company's amplification product line. The existence of these and other competing products or procedures that may be developed in the future may adversely affect the marketability of products developed by the Company.

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

     The Company's diagnostic products, as presently contemplated, will be regulated as medical devices. Prior to entering commercial distribution, all of the Company's diagnostic products must undergo FDA review under one of two basic review procedures: a Section 510(k) premarket notification ("510(k)") or PMA application.

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

     Sales of the Company's products outside the United States are also subject to extensive regulatory requirements, which vary widely from country to country. Diagnostic products that have not been approved by the FDA may be exported for sale outside the United States only after meeting specific conditions for export set forth by the FDA. Furthermore, such products may be exported for use only in certain countries, generally countries within Europe, Canada, Australia and Japan, and, then, only if the appropriate regulatory authorities in such countries have approved such products for use in their respective countries.
The time required to obtain such approval may be longer or shorter than that required for FDA approval. To date, the Company has received export approval from the FDA and import approval from the appropriate foreign regulatory bodies to market the Company's breast cancer test in Australia, Austria, Canada, Denmark, Germany, Ireland, Luxembourg, The Netherlands, Sweden, Switzerland and the United Kingdom.

     The Company's products that are being sold for research purposes only are properly labeled as such, as required by the FDA. The FDA imposes distribution requirements and procedures for companies selling "research use only" and "investigational use only" labeled products and requires that the seller label the products appropriately and establish that the products are being used as labeled. As a result of these requirements, the Company's products can only be sold in the United States to a limited number of customers for limited use and cannot be sold for broader commercial use without future FDA approval. No assurance can be given that the Company will receive FDA approval for any of its products or that it will be able to sell its approved products in larger quantities.

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

     The Company has filed patent applications seeking patent protection for certain of its products. Currently, the Company owns four issued U.S. patents and numerous U.S. patents or patent applications are issued or pending for inventions owned by or licensed to the Company. In addition, numerous foreign patent applications or patents corresponding to these U.S. patents or patent applications are pending. The Company's owned or licensed issued U.S. patents have terms which are for the greater of seventeen years from grant, or twenty years from filing, and expire between 2007 and 2014.

     One of the patents, issued June 6, 1995 and licensed exclusively to the Company by Princeton University, relates to methods for the formation of triple stranded nucleic acids. One of the U.S. patents owned by the Company relates to the Company's PROBE TECH(TM) technology for Southern analysis of DNA. The second and third U.S. patents relate to one of the Company's DNA amplification technologies. Foreign patent applications relating to this technology are pending in Europe, Canada and Japan. The fourth U.S. patent is related to the Company's TRI-AMP(TM) DNA amplification technology. One of the Company's U.S. patent applications relates to the detection of bladder cancer and two U.S. patent applications relate to the isolation of fetal cells from maternal circulation. One pending U.S. patent application and applications pending in Europe, Japan and Canada relate to TRI-AMP(TM) enzymatic amplification of nucleic acid sequences technology. Other patent applications relate to certain aspects of the Company's genetic probes and reagents, certain aspects of the technology enabling its in situ hybridization chemistry, certain aspects of the Company's mutation detection technology, certain aspects of enhancing fluorescent signals and detecting amplification products, novel labeled nucleotides developed by the Company, and novel oligonucleotide analogs and gene repair methods, both developed by Codon. There can be no assurance that the United States Patent and Trademark Office (the "PTO") or foreign patent offices will grant patent protection for the subject matter of any of these patent applications.

     The Company has licensed rights to inventions disclosed in U.S. and foreign patent applications relating to methods and probes for detecting the presence of the Fragile X syndrome. The Company believes that its licensors are the original inventors and are entitled to patent protection in the United States, but the Company is aware that certain third parties also have filed patent applications in the United States and abroad and claim to be entitled to patents related to this technology. There is presently pending an interference proceeding with two other parties in the PTO to resolve which party is entitled to a U.S. patent, if any. The Company has settled the interference with respect to one of the parties, and has reached a settlement agreement in principle with the other party.

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

     ONCOR(R), HYBRISOL(R), SURE BLOT(R), COATASOME(R), APOPTAG(R), FIDELITY(R) and the ONCOR MAN DESIGN(R) are registered trademarks of the Company. In addition to these trademarks, the Company is currently using the unregistered trademarks ONCOR ARCHIVE(TM), OPTICYTE(TM), BLOCKIT(TM), OPTIPROBE(TM), HYB-BATH(TM), EX-WAX(TM), RNA PREP(TM), TEMPLATE-TAMER(TM), PROBE TECH(TM), N.E.A.T.(TM), FLUORAMP(TM), INFORM(TM), ONCOR IMAGE(TM), APOTEST(TM) and TRAPEZE(TM), and has applied for the registration of the latter five trademarks. The Company has filed applications to register APOPNEXIN(TM), ONCORPHARM(TM), ROLLING CIRCLE AMPLIFICATION(TM), RCA(TM) and TRI-AMP(TM) which the Company intends to use as trademarks. Also, Codon has filed applications for CODON, ON-CODE, ONCODE, CODE MARKER and CODE REPAIR, which it intends to use as trademarks. The Company's trademark registrations have ten year terms and are renewable for additional ten year terms for as long as the Company is using the registered trademark.

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

Employees

     The Company had 179 employees at February 28, 1997, including 41 research, clinical and related laboratory personnel; 52 employees in sales and marketing; and 86 employees in administration, finance, regulatory affairs, production and distribution. Of these employees, 62 reside and work in Europe. Of the 41 laboratory employees, 20 have Ph.D.'s and one has an M.D. The future success of the Company will depend in large part upon its continued ability to attract and retain highly skilled and qualified personnel. Competition for such personnel is intense. None of the Company's U.S. employees is represented by a labor union. The Company has experienced no work stoppages and believes that its relations with its employees are excellent.

Additional Risk Factors

     Risk Associated with the Her-2/neu Gene-Based Test System

     In November 1995, an FDA advisory panel (the "Panel") made a recommendation against final approval of the Company's Pre-Market
Approval ("PMA") application for the use of its Her-2/neu gene-based test system for diagnostic purposes. In the third quarter of 1996, the Company received confirmation from the FDA that the agency had accepted the clinical validity and statistical model for determining the predictive value of the Her-2/neu test system. The FDA further indicated that the Company must re-run a sample of previously examined specimens, undergo a manufacturing site inspection and develop a physician education and training program. No assurance can be given that the FDA will overturn the recommendation of the Panel or that the Company will obtain
FDA approval for its Her-2/neu gene-based test system on a timely basis, if at all. The failure to obtain FDA approval for its Her-2/neu gene-based test system on a timely basis, or at all, would have a material and adverse effect on the Company's business, financial condition and results of operations. In the event that the Company receives FDA approval for its Her-2/neu gene-based test system, there can be no assurance that the Company will be capable of manufacturing the test system in commercial quantities at reasonable costs or marketing the product successfully, that the test system will be accepted by the medical diagnostic community, or that the market demand for the test system will be sufficient to allow profitable sales.

     History of Operating Losses

     Oncor has not been profitable since its inception in July 1983. For the year ended December 31, 1996, the Company incurred net losses of approximately $29 million. As of December 31, 1996, the accumulated deficit of the Company was $102 million. The Company expects to incur additional substantial losses in future periods. The Company is unable to predict when, or if, it will become profitable.

     No Assurance of Regulatory Approvals; Government Regulation

     The Company is currently pursuing or expects to pursue FDA approval of certain existing products and products under development. There can be no assurance that the Company will receive regulatory approval for any of its products or, even if it does receive regulatory approval for a particular product, that the Company will ever recover its costs in connection with obtaining such approval. The timing of regulatory approvals is not within the control of the Company. The failure of the Company to receive requisite approval, or significant delays in obtaining such approval, could have a material and adverse effect on the business, financial condition and results of operations of the Company.

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

     Patents and Proprietary Rights

     The Company's success will depend in large part on its, or its licensors', ability to obtain patents, defend its patents, maintain trade secrets and operate without infringing upon the proprietary rights of others, both in the United States and in foreign countries. The patent position of firms relying upon biotechnology is highly uncertain in general and involves complex legal and factual questions. To date there has emerged no consistent policy regarding the breadth of claims allowed in biotechnology patents or the degree of protection afforded under such patents. The Company relies on certain patents and pending U.S. and foreign patent applications relating to various aspects of its products. These patents and patent applications are either owned by the Company or rights under them are licensed to the Company. There can be no assurance that patents will issue as a result of any such pending applications or that, if issued, such patents will be sufficiently broad to afford protection against competitors with similar technology. In addition, there can be no assurance that any patents issued to the Company, or for which the Company has license rights, will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. The commercial success of the Company will also depend upon avoiding the infringement of patents issued to competitors and upon maintaining the technology licenses upon which certain of the Company's current products are, or any future products under development might be, based. Litigation, which could result in substantial cost to the Company, may be necessary to enforce the Company's patent and license rights or to determine the scope and validity of others' proprietary rights. If competitors of the Company prepare and file patent applications in the United States that claim technology also claimed by the Company, the Company may have to participate in interference proceedings declared by the PTO to determine the priority of invention, which could result in substantial cost to the Company, even if the outcome is favorable to the Company. An adverse outcome could subject the Company to significant liabilities to third parties and require the Company to license disputed rights from third parties or cease using the technology. A U.S. patent application is maintained under conditions of confidentiality while the application is pending in the PTO, so that the Company cannot determine the inventions being claimed in pending patent applications filed by its competitors in the PTO. Further, U.S. patents do not provide any remedies for infringement that occurred before the patent is granted.

     The University of California and its licensee, Vysis, Inc. ("Vysis"), filed suit against Oncor on September 5, 1995 for infringement of U.S. Patent No. 5,447,841 entitled Methods and Compositions for Chromosome Specific Staining which issued on that same date. The patent relates to a method of performing in situ hybridization using a blocking nucleic acid that is complementary to repetitive sequences. The Company has requested summary judgment of invalidity, non-infringement and unenforceability of the patent claims in suit. The University and Vysis have requested a summary judgment of infringement and validity. In January 1997, a summary judgment hearing was held but as of March 26, 1997, there had been no decision on the motions. A failure to successfully defend against or settle this suit may result in damages being assessed against the Company and an injunction against the sale of some of the Company's probes and genetic test kits.

     The Company has licensed rights to inventions disclosed in United States and foreign patent applications relating to methods and probes for detecting the presence of the Fragile X syndrome. The Company believes that its licensors are original inventors and are entitled to patent protection in the United States, but the Company is aware that two other parties also have filed patent applications in the United States and abroad and claim to be entitled to patents related to this technology. The Company has initiated an interference proceeding with these third parties in the PTO to resolve which party is entitled to a U.S. patent, if any. The application licensed by the Company is senior in the interference. An unfavorable decision in such a proceeding could have an adverse effect on the Company. The Company has settled the interference with respect to one of the parties, and has reached a settlement agreement in principle with the other party.

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

     Uncertainties Relating to Product Development

     The Company's actively marketed products have not been approved by the FDA and may be sold only for research purposes in the United States and certain other countries. The Company has undertaken to seek FDA approval for certain of these products, and may in the future undertake to seek such approval for other products, and substantial additional investment, laboratory development, clinical testing and FDA approval will be required prior to the commercialization of such products for diagnostic purposes. There can be no assurance that the Company will be successful in developing such existing or future products, that such products will prove to be efficacious in clinical trials, that required regulatory approvals can be obtained for such products, that such products, if developed and approved, will be capable of being manufactured in commercial quantities at reasonable costs, will be marketed successfully or will be accepted by the medical diagnostic community, or that market demand for such products will be sufficient to allow profitable operations.

     International Sales and Foreign Exchange Risk

     The Company derived approximately $8.7 million or 57% of its total product revenues, from customers outside of the United States for the year ended December 31, 1996. The Company anticipates that a significant amount of its sales will take place in European countries and likely will be denominated in currencies other than the U.S. dollar. These sales may be adversely affected by changing economic conditions in foreign countries and by fluctuations in currency exchange rates. Any significant decline in the applicable rates of exchange could have a material adverse effect on the Company's business, financial condition and results of operations. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, lack of acceptance of products in foreign markets, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences, restrictions on repatriation of earnings and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a material adverse effect on the Company's future international revenues and, consequently, on the Company's business, financial condition and results of operations.

     Limited Manufacturing Experience

     The Company's ability to conduct clinical trials on a timely basis, to obtain regulatory approvals and to commercialize its products will depend in part upon its ability to develop and maintain facilities to manufacture its products, either directly or through third parties, at a competitive cost in accordance with the FDA's prescribed current GMP and other regulatory requirements. Any failure to maintain manufacturing facilities in accordance with the FDA's GMP requirements could result in the inability of the Company to manufacture its products and may limit the Company's ability to deliver its products to its customers, which would have a material and adverse effect on the Company's business, financial condition and results of operations. No assurance can be given that the Company will be able to develop and maintain GMP facilities or engage third parties to do so at a cost acceptable to the Company.

     The Company has only limited experience in manufacturing products on a commercial basis. The Company believes that its existing manufacturing facilities, along with available contiguous space currently under option to the Company, will enable it to produce commercial quantities of its products through 1997. No assurance can be given, however, that manufacturing or quality control problems will not arise if the Company increases production of its products, or if additional facilities are required in the future.

     Limited Marketing and Distribution Experience

     The Company markets and sells its products for research purposes and, once approved by the appropriate regulatory authority, for diagnostic use, through its direct sales forces in both Europe and the United States and indirectly through third parties in the Pacific Rim and other areas. The Company only has limited experience in sales, marketing and distribution. In order to market its products directly, the Company must maintain a sales force with technical expertise and an understanding of the Company's products. There can be no assurance that the Company will be able to maintain such a sales force or that the Company's direct sales and marketing efforts will be successful. In addition, the Company's products compete with the products of many other companies that currently have extensive and well-funded marketing and sales operations. There can be no assurance that the Company's marketing and sales efforts will compete successfully against such other companies. To the extent the Company enters arrangements with third parties, any revenues received by the Company will be dependent on the efforts of such third parties, and there can be no assurance that such efforts will be successful.

     Competition and Technological Change

     The diagnostic and biotechnology industries are subject to intense competition and rapid and significant technological change. Competitors of the Company in the United States and in foreign countries are numerous and include, among others, diagnostic, health care, pharmaceutical, biotechnology and chemical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors have substantially greater financial and technical resources and production and marketing capabilities than the Company. There can be no assurance that these competitors will not succeed in developing technologies and products that are more effective, easier to use or less expensive than those that have been or are being developed by the Company or that would render the Company's technology and products obsolete and noncompetitive. The Company also competes with various companies in acquiring technology from academic institutions, government agencies and research organizations. In addition, many of the Company's competitors have significantly greater experience than the Company in conducting clinical trials of new diagnostic products and in obtaining FDA and other regulatory approvals of products for use in health care. Accordingly, the Company's competitors may succeed in obtaining regulatory approval for products more rapidly than the Company.
See "Business   Competition."

     Investment in OncorMed, Appligene, and Codon

     The Company owns approximately 29% and 80% of the common stock of its publicly-traded affiliates, OncorMed and Appligene, respectively, and 42% of the outstanding capital stock securities of its privately held affiliate, Codon. The shares of common stock of OncorMed, Appligene, and Codon held by the Company are not currently freely tradeable and no public market exists for the common stock of Codon. Therefore, there can be no assurance that the Company will be able to realize the economic benefit of its investment or predict the timing of such realization. The value of the Company's investment in OncorMed and Appligene represent a significant portion of the total assets of the Company and such value fluctuates with the market price of those companies' common stock. Therefore, any event that has a material and adverse effect on the market price of the common stock of OncorMed and Appligene will have a material and adverse effect on the value of the Company's investment in those companies. Although Stephen Turner, the Company's Chief Executive Officer, is a Director of OncorMed and, along with the Company's Chief Financial Officer, Appligene and the Company is a significant stockholder in those companies, the Company does not control the day-to-day operations and management of those companies and, therefore, has a varying but limited direct control over their operations and financial results. Codon currently requires significant additional financing to continue operations. The Company does not currently intend to provide a significant portion of such financing although the Company may provide additional financing to continue operations. The failure of Codon to obtain any required financing on acceptable terms would have a material and adverse effect on the value of the Company's investment in Codon.

     Restricted Use of the Company's Products

     The Company's actively marketed products must be sold in the United States for research purposes only and must be labeled accordingly. The FDA imposes distribution requirements and procedures on companies selling products for research purposes only, including the requirement that the seller receive specified certifications from its customer as to the customer's intended use of the product. As a result of these requirements, the Company's products can only be sold in the United States to a limited number of customers for limited use and can not be sold for broader commercial use without FDA approval. No assurance can be given that the Company will receive FDA approval for its products or that it will be able to sell its approved products in larger quantities. See "Business -- Government Regulation."

     Government Funding

     The Company's products being sold for research purposes only are in large part purchased by cancer researchers operating under government funded programs both in the U.S. and in foreign countries. These products are also purchased by researchers involved in the human genome project, which is likewise principally funded by the government. There can be no assurance that such government funding will continue at its current level. The Company would be adversely affected by decreases in or changes in the direction of government funding for cancer research or human genome research.

     Attraction and Retention of Key Personnel

     The Company's ability to successfully develop marketable products and to maintain a competitive position will depend in large part on its ability to attract and retain highly qualified scientific and management personnel. The Company is highly dependent upon the principal members of its management, scientific staff, and Medical and Science Advisory Boards. Competition for such personnel and advisors is intense, and there can be no assurance that the Company will be able to continue to attract and retain such personnel. See "Business -- Employees."

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

     Additional Financing Requirements and
       Access to Capital Funding

     The Company has expended and will continue to expend in the future substantial funds to continue the research and development of its products, conduct clinical trials, make capital expenditures, establish additional manufacturing capability, and market its products. The Company believes that its existing funds will be adequate to finance its operations through 1997. This belief is based on the Company's current research and development plans, the current regulatory environment, historical industry experience in the development of biotechnology products and general economic conditions. However, the Company's cash requirements may vary materially from those now planned as a result of unforeseen changes that could consume a significant portion of the available resources before such time. To the extent that funds on hand and expected to be generated from the Company's operations are insufficient to meet current or planned operating requirements, the Company will seek to obtain additional funds through equity or debt financing, collaborative or other arrangements with corporate partners and others, and from other sources. No assurance can be given that additional financing will be available when needed or on terms acceptable to the Company. If adequate funds are not available, the Company will likely be required to delay or to eliminate expenditures for certain of its products or to license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to develop itself.

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


ITEM 2.   PROPERTIES

     The Company's principal administrative, marketing, manufacturing and research and development facilities consist of approximately 65,000 square feet in Gaithersburg, Maryland and 12,000 square feet in Strasbourg, France. The Company occupies the Gaithersburg, Maryland facilities under four lease agreements expiring in March 2004 with options to extend the principal leases for up to two additional five year terms. The facilities in Strasbourg, France are under a capital lease with a term of 15 years, expiring in 2010. The Company believes that suitable additional space will be available as needed.


ITEM 3.   LEGAL PROCEEDINGS

     As noted under "Item 1.  Business -- Additional Risk
Factors -- Patents and Proprietary Rights," elsewhere in this Annual Report, the Company has received notices from time to time claiming that certain of the Company's products infringe patents of third parties and has submitted the notices to its patent counsel for review. There can be no assurance, however, that these claims will not give rise to infringement proceedings involving the Company or that the Company would prevail in any such proceedings. Patent litigation has frequently proven in recent years to be complex and expensive and the outcome of patent litigation can be difficult to predict. If the Company were to be precluded from selling products incorporating the disputed technologies or required to pay damages or make additional royalty or other payments with respect to such sales, the Company's business, financial condition and results of operations could be materially and adversely affected.

     The University of California and its licensee, Vysis, filed suit against Oncor on September 5, 1995 for infringement of U.S. Patent No. 5,447,841 entitled Methods and Compositions for Chromosome Specific Staining which issued on that same date. The patent relates to a method of performing in situ hybridization using a blocking nucleic acid that is complementary to repetitive sequences. The Company has requested summary judgment of invalidity, non-infringement and unenforceability of the patent claims in suit. The University and Vysis have requested summary judgment of infringement and validity. In January 1997, a summary judgment hearing was held. As of March 26, 1997, there had been no judicial decision on the motions. A failure to successfully defend against or settle this suit may result in damages being assessed against the Company and an injunction against the sale of some of the Company's probes.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

                             PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the American Stock Exchange (the "Exchange") under the symbol "ONC." Prior to
May 15, 1995, the Company's Common Stock was traded on the NASDAQ National Market. The following table sets forth, for the calendar periods indicated, the range of high and low sale prices for the Common Stock as reported by the Exchange or NASDAQ:


                                                High         Low
                                                ----         ---

     1995
     First Quarter. . . . . . . . . . . .      5            3-1/2
     Second Quarter . . . . . . . . . . .      6-3/4        3-3/4
     Third Quarter. . . . . . . . . . . .      8-5/8        5-7/8
     Fourth Quarter . . . . . . . . . . .      7-11/16      3-3/4

     1996
     First Quarter. . . . . . . . . . . .      6-7/8        4-1/8
     Second Quarter . . . . . . . . . . .      7            4-7/8
     Third Quarter. . . . . . . . . . . .      5-5/8        3-7/8
     Fourth Quarter . . . . . . . . . . .      5-3/16       3-5/8


HOLDERS

     As of December 31, 1996, the approximate number of record holders of Common Stock was 488.

DIVIDENDS

     The Company has never declared or paid any cash dividends on its Common Stock. The Company currently intends to retain all future earnings, if any, for the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data set forth below as of December 31, 1992, 1993, 1994, 1995 and 1996, and for each of the periods then ended, have been derived from the audited consolidated financial statements of the Company. The consolidated financial statements of the Company as of December 31, 1995 and 1996 and for each of the years in the three-year period ended December 31, 1996, together with the notes thereto and the related report of Arthur Andersen LLP, independent public accountants, are included elsewhere in this Annual Report. The selected financial data set forth below should be read in conjunction with the consolidated financial statements of the Company and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report.

                                                     Year Ended December 31,
                                        1992       1993       1994       1995        1996
                                        ----       ----       ----       ----        ----
                                              (In thousands, except per share data)
Statement of Operations  Data:
Gross revenues:
         Product sales . . . . . . .   $6,480     $9,238    $12,425    $16,193     $15,323
         Grant revenue . . . . . . .      100         62        342        895         483
         Contract revenue. . . . . .        -          -         48        300         200
                                      --------  ---------  ---------  ---------   ---------
              Total gross revenues .    6,580      9,300     12,815     17,388      16,006
                                      -------- ----------  ---------  ---------   ---------

Operating expenses:
         Direct cost of sales. . . .    3,555      4,376      7,254      8,280       9,656
         Repositioning expense . . .        -          -          -          -       2,075
         Amortization of intangible
          assets . . . . . . . . . .        -          -        414      1,339       1,323
         Selling, general and
          administrative . . . . . .    5,912      7,575      9,539     13,752      15,073
         Research and development. .    5,952      9,117      9,609     10,422       9,822
         Buyout of R&D contract  . .    1,447          -          -          -           -
         Write off acquired R&D
          projects in process. . . .        -          -      3,574          -            -

                                      --------  ---------  ---------  ----------  ---------
Total operating expenses . . . . . .   16,866     21,068     30,390     33,793      37,949
                                      --------  ---------  ---------  ----------  ---------
Loss from operations . . . . . . . .  (10,286)   (11,768)   (17,575)   (16,405)    (21,943)

Other income (expenses), net . . . .    1,051        681     (2,003)    (1,825)     (7,037) (2)
                                      --------   --------  ---------  ----------  ---------
Net loss . . . . . . . . . . . . . .  $(9,235)  $(11,087)  $(19,578)  $(18,230)   $(28,980)
                                      ========  =========  =========  =========   =========

Net loss per share(1). . . . . . . .   $(0.64)    $(0.71)    $(1.01)    $(0.87)     $(1.26)
Weighted average shares outstanding    14,518     15,558     19,437     20,888      23,031
                                                           December 31,
                                        1992       1993       1994       1995        1996
                                        ----       ----       ----       ----        ----
                                                          (In thousands)


Balance Sheet Data:

Cash and liquid investments. . . . .  $27,922    $18,587    $23,301    $15,830     $18,880

Total assets . . . . . . . . . . . .   34,822     29,201     51,525     46,121      41,670

Long-term liabilities. . . . . . . .      223        164      2,513      9,320      10,386

Accumulated deficit. . . . . . . . .  (23,762)   (34,848)   (54,427)   (72,657)   (101,637)

Stockholders' equity . . . . . . . .   33,297     24,186     40,279     25,987      23,344

_________________

(1) Net loss per share is determined using the weighted-average number of shares of Common Stockoutstanding during the years presented. The effects of options, warrants, and notes payable to stockholders have not been considered, since the effects would be antidilutive.

(2) In March 1997, the SEC staff announced position with respect to an accounting method whereby the full amount of the beneficial conversion features in convertible debentures is to be charged to interest expense ratably over the period up to the conversion of the debentures. Pursuant to this adoption, the Company charged to interest expense $2.6 million dollars in 1996.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATION

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto. This Report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should specifically consider the various factors identified in this Report which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth in the various captions under the section "Business," most significantly under the caption "Additional Risk Factors."

Overview

     The Company's sales to date have consisted primarily of sales of products used for research purposes and imaging systems. Sales of products for diagnostic use require FDA approval. In July 1996, the Company announced a plan to discontinue or suspend the development, manufacture and marketing of certain products in certain geographic regions in which net margins for such products were low. Such products and regions included the entire biological imaging product line and the products developed and manufactured by Appligene as they relate to sale in the United States. In addition, the Company has suspended the manufacture and marketing of B/T Blue, a genetic test system for use in the differentiation, detection, treatment selection and monitoring of leukemia and lymphoma from whole blood samples, tissues and marrow specimens, pending the reformulation of the product and the submission of the required documentation with the FDA. As a result of all of the aforementioned, analysis of past sales of products for research use are not necessarily indicative of future sales of products for research or diagnostic purposes.

     In May 1994, the Company acquired the imaging line of business of Biological Detections Systems, Inc. ("BDS"). The aggregate purchase price of $3.7 million was paid in cash, notes and Common Stock of the Company. In September 1994, the Company acquired 98.5% of the outstanding stock of Appligene, headquartered in Strasbourg, France. The aggregate purchase price of $10.6 million was paid in cash, notes and Common Stock of the Company. The acquisitions of Appligene and the imaging line of business of BDS in 1994 (together, the "Acquisitions") were accounted for as purchases and accordingly, the consolidated results of operations for the Company include the results of these acquired businesses from their respective dates of acquisition. The Company attributed approximately $2.5 million and $1.1 million of the purchase prices of the imaging line of business of BDS and of Appligene, respectively, to the value of acquired research and development projects in progress. Accordingly, such amounts were expensed by the Company at their respective dates of acquisition. A significant amount of the Company's sales in Europe are as a result of the Appligene acquisition. Approximately $1.1 million of the purchase price of BDS was allocated to intangible assets, and such amount since has been amortized or written off. Approximately $9.7 million of the purchase price of Appligene was allocated to intangible assets and is being amortized on a straight line method over periods of two to ten years, with a weighted average amortization period of eight years. See Note 3 of the Notes to Consolidated Financial Statements.

     In October 1994, OncorMed, previously an 83% owned consolidated subsidiary of the Company, completed an initial public offering of its common stock which reduced the Company's ownership interest in OncorMed to approximately 40%.
Accordingly, the results of operations of OncorMed were accounted for on the equity method of accounting retroactive to January 1, 1994. In addition, the Company increased its carrying value of its investment in OncorMed by $5.5 million to an amount equal to the Company's proportionate share of the recorded stockholders' equity of OncorMed at the completion of the initial public offering. The adjustment was credited directly to the stockholders' equity of the Company in the fourth quarter of 1994. In February 1996, OncorMed completed a public offering of its common stock which reduced the Company's ownership interest in OncorMed to approximately 29%. The Company increased its carrying value of its investment in OncorMed by approximately $4.0 million to an amount equal to the Company's proportionate share of the recorded stockholders' equity of OncorMed at the completion of the offering and credit the adjustment directly to stockholders' equity in the first quarter of 1996. The Company will continue to record its proportionate share of the results of operations of OncorMed, expected to be losses throughout 1997, adjusting the carrying value of the investment and advances until such time that the carrying value and advances are eliminated.

     In June 1994, the Company formed Codon Pharmaceuticals, Inc., formerly known as OncorPharm, Inc., a consolidated subsidiary, to develop and commercialize therapeutic products using Oncor's technologies in the field of genetic repair and drug delivery. Codon was initially capitalized with a $1.0 million capital contribution from the Company and subsequently raised $3.0 million in a private placement. The Company has advanced approximately $0.6 to Codon which amount was converted into Codon common stock at $2.00 per share. On April 2, 1996, Codon completed a private placement of 1,012,667 of its preferred
shares of stock at $3.00 per share.   The Company purchased
100,000 shares in this second private placement. In October 1996, Codon issued 50,000 shares of its preferred stock to Oncor in connection with a Series B Stock Dividend. The effect of these transactions was to reduce the Company's ownership interest in Codon to approximately 42%. Accordingly, the results of operations of Codon were accounted for on the equity method of accounting retroactive to January 1, 1996, resulting in a non-operating expense of $2.4 million for the Company's proportionate share of Codon losses in 1996. The Company will continue to record its proportionate share of the results of operations of Codon, expected to be losses throughout 1997, adjusting the carrying value of the investment and advances until such time that the carrying value and advances are eliminated. Codon is currently seeking additional funding to continue operations. Such efforts have not been successful to date and there can be no assurance that funding to continue operations will be available. If Codon ceases operations, the Company will be required to write off its investment in the affiliate, recorded in "Investment In and Advances to Affiliates" in an amount of $0.7 million at December 31, 1996.

     In the third and fourth quarter of 1996, the Company completed private placements of securities of $5.0 million and $8.0 million, respectively, issuing unsecured notes convertible into shares of Common Stock of the Company and warrants to purchase shares of the Company's Common Stock. In January 1997, an additional $2.0 million of convertible notes were issued. As further discussed under "Results of Operations" and Note 13 to the Consolidated Financial Statements, these private placements involve substantial non-cash, current and future charges for imputed interest.

Results of Operations

     Consolidated product sales decreased 5% to $15.3 million in 1996 compared to $16.2 million in 1995, which represented a 30% increase from $12.4 million in 1994. In 1996, the sales decrease was attributable largely to the discontinuation of certain product lines. After adjusting for the elimination of the sales of discontinued products, sales of continuing products increased 14% from 1995 to 1996. The net increase in sales in 1995 as compared to 1994 is attributable to increases in product sales in Europe through the Company's French subsidiary, Appligene, acquired in September 1994.

     Contract and grant revenue decreased 42% to $0.7 million in 1996 compared to $1.2 million in 1995, which increased 200% from $0.4 million in 1994. Two grants were received from the National Institutes of Health, one in the middle of 1994 and the other early in 1995. The contract and grant revenue decreased in 1996 due to the completion of these grants.

     Gross profit as a percentage of product sales decreased to 37% in 1996 from 49% in 1995, which represented an increase from 42% in 1994. The decrease in 1996 was due to (i) product mix changes and competitive pressures on margins in Europe, (ii) costs for regulating the initial stages of the manufacture of a controlled diagnostic product and (iii) diseconomies of scale with respect to manufacturing overhead resulting from reduced production to lower inventory levels. The increase in 1995 over 1994 was due to favorable product mix and to increased sales in Europe which had supported higher margins.

     Repositioning expense in 1996 is for charges taken related to the Company's decision to discontinue the development, manufacture, stocking and marketing of certain selected products and product lines. Such charges included inventory abandonment costs, goodwill adjustments and employee separation expenses. Future such expenses are not anticipated, but may occur.

     Amortization of intangible assets in 1996, 1995 and 1994 was due to the amortization of the portion of the purchase price of Appligene attributable to the value of intangible assets acquired, primarily for contracts, completed research projects, and the excess of the purchase price over the book value of the assets acquired. The intangible assets are being amortized on a straight line basis over periods ranging from two to ten years, with a weighted average period of approximately eight years.

     Selling, general and administrative expenses increased 10% to $15.1 million in 1996, compared to $13.8 million in 1995, which represented a 44% increase from $9.5 million in 1994. The increase in 1996 was due to legal and other expenses associated with certain intellectual property issues more than offsetting the beneficial effects of cost reduction programs and deconsolidation of the operating results of Codon in 1996. The intellectual property issues have not been settled and related expenses may continue at a significant rate. Codon selling, general and administrative expenses were $0.7 million for 1995, its first year of significant administrative expenses. The increase in 1995 was attributable to expenses related to (i) Codon, (ii) the first full year of the inclusion of Appligene,
(iii) depreciation on a new facility in France, (iv) ongoing higher levels of the European sales force, (v) unfavorable exchange rate differences and (vi) the expansion of the Company's marketing and field sales force in North America, beginning in the second half of 1994.

     Research and development expenses decreased 11% to $7.3 million in 1996 compared to $8.2 million in 1995, which represented a 3% increase from $8.0 million in 1994. The decrease in 1996 resulted primarily from (i) the deconsolidation of the operating results of Codon and (ii) project cessations as a result of the product discontinuation plan. Codon research and development expenses accounted for $1.3 million and $1.1 million in 1995 and 1994, respectively. The decrease in 1996 was, in part, offset by the costs associated with (i) initial payments, made largely in common stock of the Company, at the inception of two research collaboration agreements with the John Hopkins, (ii) the initial payment, made in common stock of the Company, at the inception of a research agreement related to a novel diagnostic test and (iii) substantial increased activity associated with the development of other diagnostic products. As the Company continues to acquire technologies key to the development of major diagnostic products, such expenses are expected to continue or increase. There was an increase of $0.6 million in 1995 compared to 1994 in research and development expenses attributable to the first full year of the inclusion of Appligene in the consolidated accounts. This increase was offset, in part, by a decrease in the expenditures made for license fees and grants to independent researchers in 1995.

     Clinical and regulatory expenses increased 13% to $2.5 million in 1996, compared to $2.3 million in 1995, which represented a 36% increase from $1.7 million in 1994. The continued increase of clinical and regulatory expenses in 1996 and 1995 is attributable to the substantial regulatory efforts associated with the current applications for FDA approval of certain diagnostic tests including HER-2/neu. As the Company continues its efforts to concentrate on the development, manufacture and marketing of controlled diagnostic products, management expects such expenses to continue or increase.

     Write-off of acquired research and development projects in process of $3.6 million in 1994 was attributable to the acquisitions of Appligene and BDS.

     Investment income decreased 50% to $0.5 million in 1996, compared to $1.0 million in 1995, which represented a 20% decrease from $1.3 million in 1994. The level of investment income is directly related to the level of investment funds which increased in early 1994 with the public offering of common stock and again in late 1995 with the private placements, in each case partially depleted thereafter by subsequent cash operating losses of the Company.

     Interest and other expenses of $3.1 million, $0.5 million and $0.2 million in 1996, 1995 and 1994, respectively represents primarily interest expense which has become substantially more significant through (i) the issuance of convertible debentures in 1996 and 1995 and (ii) the issuance and acquisition of fixed rate debt related to the businesses acquired in 1994. In 1996, interest and other expenses included a non-cash charge of $2.6 million representing the value of the beneficial conversion feature in the conversion formula associated with certain of the convertible debenture issues made by the Company. Such charges will continue at a somewhat higher rate through the first two quarters of 1997. The net increase in interest and other expenses in 1996 was partially offset by the gain of $0.3 million on the sale of the Company's pharmaceutical imaging business unit.

     Equity in net loss of affiliates was $4.4 million in 1996 as compared to $2.4 million and $3.1 million in 1995 and 1994, respectively. The Company's proportionate share of net losses attributable to Codon, included in this caption in 1996 but included in operating results in 1995 and 1994, was $2.4 million. The remainder of the equity in net loss of affiliates was attributable to the Company's interest in the losses of its other unconsolidated affiliate, OncorMed. The decrease in 1995 was due to a reduction in the level of the Company's interest in OncorMed in late 1994.

     As a result of the factors discussed above, net loss increased 59% to $29.0 million in 1996 compared to $18.2 million in 1995, which represented a decrease of 7% from $19.6 million in 1994.

     The Company does not believe that inflation has had a material effect on its results of operations during the last three years.

Liquidity and Capital Resources

     The consolidated cash and liquid investments balances of the company were $18.9 million at December 31, 1996, compared to $15.8 million at December 31, 1995. Approximately $8.0 million of the cash and liquid investments at December 31, 1996 is limited to fund operations of the Company's European subsidiary. Liquid investments include restricted cash, cash equivalents and short-term investments as set forth on the consolidated balance sheet included elsewhere in this Annual Report. The Company invests its excess cash exclusively in publicly traded, investment grade, fixed income securities.

     The following table sets forth the most significant elements of the cash flows of the Company in 1996 (in millions of dollars):

     Net cash used in operating activities           $(16.9)
     Decrease in net investment in working capital      2.1
     Proceeds from the sale of Common Stock and
       issuance of convertible notes payable           22.1
     Principal portion of debt repayments              (2.7)
     Purchase of equipment and leasehold
       improvements                                    (0.6)
     Proceeds from exercise of options and other       (1.0)
                                                     -------
     Net increase in cash and liquid investments     $  3.0
                                                     =======

     The net cash used in operating activities is the result of the losses of the Company described in "Results of Operations" above in this management's discussion and analysis. The
Company's operations in 1997 will require the further utilization of significant amounts of cash.

     The proceeds of $22.1 million from the sales of Common Stock and issuance of convertible notes payable were from private placements of $13.0 million in August, September and December 1996 and from sales of Common Stock of Appligene of $9.1 million in a public offering of its stock in July 1996.


     The principal portion of debt service related largely to debt incurred in connection with acquisitions made in 1994 for which the final $0.6 million quarterly installment was made in the third quarter of 1996.

     The increase in cash related to reductions in working capital was caused by the reduction of inventory and accounts receivable. Reductions in working capital are not expected to continue at such rates, if at all.

     Purchases of equipment are for the on-going replacement of office and laboratory equipment; the Company expects such purchases to continue at this rate. Any substantial leasehold improvements which may be required in manufacturing facilities are expected to be funded by the Company's primary landlord in accordance with the Company's current lease agreements.

     The Company leases most of its facilities under operating leases with aggregate annual obligations for 1997 of $0.8 million. The Company has committed to expend $1.0 million in support of various research agreements in 1997.

     The Company includes its proportionate share of the losses of OncorMed and Codon in its net losses. Losses relating to the activities of OncorMed and Codon contributed $2.2 million and $2.4 million, respectively, to the net loss in 1996. Codon currently requires additional financing other than from the Company.

     Restricted cash of $5.4 million includes $0.7 million which is contractually restricted for an indefinite period and $4.7 million which became available as unrestricted cash equivalents early in 1997.

     The Company has available approximately $81.1 million in U.S. income tax net operating loss carryforwards which will significantly reduce any income tax liability which otherwise would be due on profits, if any, earned in the future.

     The Company has available for use in operations in North America, where most of its cash losses occur, (i) approximately $10.2 million dollars at December 31, 1996, or becoming available shortly thereafter, (ii) an additional $2.0 million raised through issuance of convertible debentures in January 1997, and
(iii) an irrevocable commitment from a lending source in the amount of $3.0 million expiring March 31, 1998. The Company also holds marketable securities in affiliated companies with a present market value of approximately $22.6 million dollars, though substantial contractual, regulatory and market restrictions exist with respect to the rate at which these investments could be liquidated and significantly fluctuating market prices make the ultimate future selling prices unpredictable. With respect to North America, the Company believes that it has sufficient sources of cash to fund operations through the remainder of 1997 but believes that it will need to raise funds or liquidate assets shortly thereafter. The Company plans to raise needed additional financing through private equity placements and collaborative or other arrangements with corporate partners and others. There can be no assurance that the Company will be able to obtain additional financing when needed, if at all, or on terms acceptable to the Company. The Company currently has no commitments to receive additional financing. Any additional funding which it may raise in 1997 or 1998 likely will be dilutive to the interests of the current shareholders. Since December 1995, the principal source of funds for North American operations has been through the issuance of convertible debt securities. There are terms in certain of the agreements underlying these transactions which would make it more difficult to consummate similar such transactions in the future. There can be no assurance that the Company could access such funding or other funding sources in the future on commercially reasonable terms, if at all.

     At March 31, 1997 the Company has outstanding approximately $10.4 million of convertible debentures which convert into Common Stock of the Company at prices which relate to the quoted trading prices of the stock in a period immediately preceding the dates of conversion. If the quoted trading price of the Company's stock declines to or below approximately $2.75 per share and no debentures had theretofore been converted, the Company would need to seek approval from its shareholders to issue the full number of shares required pursuant to any request to convert all of the debentures based upon such price. If the shareholders elected not to provide such approval, the Company would be obligated at the holders' demands to redeem in cash any remaining unconverted debentures at a premium to the principal balance of such debentures. It is unlikely that the Company's cash resources would be sufficient to both satisfy such redemption demands and continue to fund operating deficits.

     With respect to Europe, the Company believes that its cash position of approximately $8.0 million is sufficient to fund operations beyond 1997.

Subsequent Event

     In January and February 1997, the holders of certain of the Company's convertible notes exercised their rights to convert $2.8 million of principal amount of the notes of the Company. Accordingly, the Company issued approximately 854,000 registered shares of Common Stock pursuant to this conversion.



ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY
          DATA.


Index to Consolidated Financial Statements
                                                            Pages

Report of Independent Public Accountants . . . . . . . . . . . .F-1

Consolidated Financial Statements:

     Consolidated Balance Sheets as of
        December 31, 1995 and 1996 . . . . . . . . . . . . . . .F-2

     Consolidated Statements of Operations
        for the years ended December 31, 1994,
        1995 and 1996. . . . . . . . . . . . . . . . . . . . . .F-3

     Consolidated Statements of Changes in
        Stockholders' Equity for the years
        ended December 31, 1994, 1995 and 1996 . . . . . . . . .F-4

     Consolidated Statements of Cash Flows
        for the years ended December 31, 1994,
        1995 and 1996. . . . . . . . . . . . . . . . . . . . . .F-5

Notes to Consolidated Financial Statements . . . . . . . . . . .F-6


ITEM 9.   CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE.

          None.

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Oncor, Inc.:

We have audited the accompanying consolidated balance sheets of Oncor, Inc. (a Maryland corporation) and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 1 to the financial statements, the Company has incurred significant losses and will require additional capital prior to March 31, 1998 to continue operating, research and development and other activities necessary to commercialize its products. Management's plans in regard to these matters are described in Note 1.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oncor, Inc. and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.






                                  ARTHUR ANDERSEN LLP


Washington, D.C.
March 28, 1997

                                ONCOR, INC.

                        CONSOLIDATED BALANCE SHEETS
                                                   As of December 31,           ---------------------------
                                                  1995           1996
                                                   ----        ----

                                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents (Note 2)          $14,249,925    $13,058,657
  Short-term investments, at market             1,580,127        388,504
  Restricted cash (Note 2)                          -          5,432,478
  Accounts receivable, net of allowance
    for doubtful accounts of approxi-
    mately $341,000 and $372,000                3,946,147      2,401,639
  Receivable from Officer/Director                129,192        294,039
  Inventories                                   6,356,041      3,839,630
  Other current assets                          1,584,838        863,060
                                              ------------   ------------
    Total current assets                       27,846,270     26,278,007
                                              ------------   ------------

NON-CURRENT ASSETS:
  Property and equipment, net                   7,445,214      5,044,270
  Deposits and other non-current assets           718,183        216,035
  Investment in and advances to affiliates        832,809      3,213,548
  Intangible assets, net                        9,278,376      6,918,278
                                              ------------   ------------
    Total non-current assets                   18,274,582     15,392,131
                                              ------------   ------------

     Total assets                             $46,120,852    $41,670,138
                                              ============   ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                             $3,679,034      $2,523,585
  Accrued expenses and other current
    liabilities                                 1,596,203       1,656,900
  Short-term borrowings                           227,839           -
  Current portion of long-term debt             2,302,156         719,337
                                              ------------   -------------
    Total current liabilities                   7,805,232       4,899,822
                                              ------------   -------------

NON-CURRENT LIABILITIES:
  Long-term debt                                9,301,408      10,386,110
  Deferred rent                                    18,223           -
                                              ------------   -------------
    Total non-current liabilities               9,319,631      10,386,110
                                              ------------   -------------

     Total liabilities                         17,124,863      15,285,932
                                              ------------   -------------
COMMITMENTS AND CONTINGENCIES (Note 8)

MINORITY INTEREST IN CONSOLIDATED
  SUBSIDIARY                                    3,008,637       3,040,119
                                              ------------   -------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 1,000,000
    shares authorized, no shares issued              -               -
  Common stock, $.01 par value,
    50,000,000 shares authorized,
    21,822,477 and 24,214,349 issued;
    21,743,068 and 24,134,940 outstanding         217,431         242,143
  Common stock warrants outstanding                  -            781,250
  Additional paid-in capital                   98,233,612     125,327,438
  Deferred compensation                              -           (641,270)
  Unrealized gain on investments                      556             (94)
  Cumulative translation adjustment               412,787        (508,172)
  Accumulated deficit                         (72,656,522)   (101,636,696)
  Less - 79,409 shares of common
    stock held in treasury, at cost              (220,512)       (220,512)
                                              ------------   -------------
    Total stockholders' equity                 25,987,352      23,344,087
                                              ------------   -------------

     Total liabilities and
     stockholders' equity                     $46,120,852     $41,670,138
                                              ============   =============


                The accompanying notes are an integral part of these consolidated financial statements.


                                   ONCOR, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                       Years Ended December 31,
                        -------------------------------------------------
                                  1994            1995           1996
                                  ----            ----           ----
GROSS REVENUES:
  Product sales               $12,424,840     $16,192,836    $15,323,167
  Contract and Grants             389,905       1,194,646        682,529
                         ------------------------------------------------
  Gross revenues               12,814,745      17,387,482     16,005,696
                         ------------------------------------------------

OPERATING EXPENSES:
  Direct cost of sales          7,253,984       8,279,445      9,656,332
  Repositioning expense             -               -          2,075,000
  Amortization of
   intangible assets              413,771       1,339,023      1,322,838
  Selling, general and
   administrative               9,539,097      13,751,342     15,073,138
  Research and development      7,957,775       8,169,625      7,275,565
  Clinical and regulatory       1,651,411       2,252,505      2,545,791
  Write off of acquired
   research & development
   projects in process          3,574,120           -              -
                         ------------------------------------------------
  Total operating expenses     30,390,158      33,791,940     37,948,664
                         ------------------------------------------------

LOSS FROM OPERATIONS          (17,575,413)    (16,404,458)   (21,942,968)
                         ------------------------------------------------

OTHER INCOME (EXPENSE):
  Investment income             1,297,552       1,032,584        519,153
  Interest and other
   expenses, net                 (179,946)       (501,410)    (3,125,344)
  Equity in net loss of
   affiliates                  (3,120,928)     (2,356,453)    (4,431,015)
                         ------------------------------------------------
   Net other expense           (2,003,322)     (1,825,279)    (7,037,206)
                         ------------------------------------------------

      Net loss               ($19,578,735)   ($18,229,737)  ($28,980,174)
                         ================================================

NET LOSS PER SHARE              ($1.01)         ($0.87)        ($1.26)
                         ================================================

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING           19,436,852      20,887,873     23,030,793
                         ================================================

                 The accompanying notes are an integral part of these consolidated financial statements.

                                   ONCOR, INC.


            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              for the years ended December 31, 1994, 1995, and 1996
                                     (Part I)

                                            Common      Unrealized
                               Common Stock         Stock         (Loss)
                         ----------------------    Warrants       Gain On        Deferred
                        Shares      Amount    Outstanding   Investments    Compensation
                      --------------------------------------------------------------------
BALANCE,
December 31, 1993         15,878,333   $158,783       $5,380         -                -

 Sales of common
  stock                    3,350,000     33,500         -            -            -

 Conversion of
  common stock
  warrants into
  common stock             3,479             35       (5,380)         -                -

 Exercise of stock
  options                596,495          5,965        -              -            -

 Issuances of
  common stock in
  connection with
  acquisitions           835,631          8,356        -              -             -

 Sales of common
  stock of unconso-
  lidated affiliate          -             -           -              -             -

 Purchase of
  treasury stock             -             -           -              -             -


 Unrealized holding
  loss on investments        -             -           -            (1,948)        -

 Cumulative translation
  adjustment                 -             -           -              -             -

 Net loss                    -             -           -              -            -
                      --------------------------------------------------------------------
BALANCE,
December 31, 1994      20,663,938       206,639        -            (1,948)        -

 Sales of common
  stock                   768,384         7,684        -              -            -

 Exercise of unit
  purchase options        118,315         1,183        -              -            -

 Exercise of stock
  options and
  warrants                192,431         1,925        -              -            -

 Net unrealized
  holding gain on
  investments                -             -           -             2,504        -

 Cumulative translation
  adjustment                 -             -           -              -                 -

 Net loss                    -             -           -              -                -
                     --------------------------------------------------------------------
BALANCE,
December 31, 1995      21,743,068       217,431        -              $556           -

 Sales of common
  stock of subsidiary        -             -           -              -              -

 Issuance of common
  stock of unconsoli-
  dated affiliates           -             -           -              -               -

 Issuance of common
  stock and warrants
  in connection with
  convertible debt      2,163,242        21,632     781,250           -              -

 Exercise of stock
  options                 159,534         1,595        -              -              -

 Issuance of common
  stock in connection
  with research and
  development agreements  148,505         1,485        -              -              -

 Issuance of non-employee
  stock options              -             -           -              -          (641,270)

 Cumulative translation
  adjustment                 -             -           -              -              -

 Net unrealized holding
  gain on investments        -             -           -              (650)

 Net loss                    -             -           -              -              -
                      --------------------------------------------------------------------
BALANCE,
December 31, 1996      24,214,349      $242,143    $781,250           $(94)  $(641,270)
                      ====================================================================


                   The accompanying notes are an integral part of these consolidated financial statements.


                                   ONCOR, INC.


            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              for the years ended December 31, 1994, 1995, and 1996
                                    (Part II)


         Cumulative   Additional                 Treasury Stock
         Translation  Paid-In     Accumulated  ------------------
         Adjustment    Capital      Deficit    Shares   Amount      Total
         --------------------------------------------------------------------
BALANCE,
December 31,
 1993         -    $58,942,693  $(34,848,050)  64,409  ($72,387) $24,186,419

 Sales of
  common
  stock       -     25,035,161          -        -         -      25,068,661

 Conversion
  of common stock
  stock warrants
  into common
  stock       -          21,405         -        -           -        16,060

 Exercise of stock
  stock
  options     -       1,066,807         -        -           -     1,072,772

 Issuances of
  common stock
  in connection
  with
  acquisi-
  tions       -       4,193,799         -        -           -      4,202,155

 Sales of
  common
  stock of
  unconsol-
  lidated
  subsidiary  -       5,474,926          -       -          -       5,474,926

 Purchase of
  treasury
  stock       -            -             -     15,000   (148,125)    (148,125)

 Unrealized holding
  loss on
  investments -            -             -        -         -          (1,948)

 Cumulative
  translation
  adjustment (13,224)      -             -        -         -         (13,224)

 Net loss       -          -      (19,578,735)    -         -     (19,578,735)

BALANCE,
December 31,
 1994        (13,224) 94,734,791  (54,426,785)  79,409  (220,512)  40,278,961

 Sales of common
  stock         -      2,801,800         -        -         -       2,809,484

 Exercise of
  unit
  purchase
  options       -        172,433         -         -        -         173,616


 Exercise of stock
  options and
  warrants      -        524,588         -        -         -         526,513

 Net unrealized
  holding gain
  on
  invest-
  ments         -           -            -        -         -           2,504

 Cumulative
  translation
  adjustment 426,011        -            -         -        -         426,011

 Net loss       -           -     (18,229,737)     -        -     (18,229,737)
             ------------------------------------------------------------------
BALANCE,
December 31,
 1995        412,787  98,233,612  (72,656,522)   79,409 (220,512)  25,987,352

 Sales of common
  stock of
  subsidiary    -      5,347,641         -         -        -       5,347,641

 Issuance of common
  stock of
  unconsolidated
  affiliates    -      7,080,504         -         -         -      7,080,504

 Issuance of common
  stock and warrants
  in connection
  with convertible
  deb           -     12,802,185         -         -         -     13,605,067

 Exercise of stock
  options       -        666,940         -         -         -        668,535

 Issuance of common
  stock in connection
  with research
  and development
  agreements    -        460,619         -         -         -        462,104

 Issuance of
  non-employee
  stock
  options       -        735,937         -         -         -         94,667

 Cumulative
  translation
  adjust-
  ment      (920,959)       -            -        -         -         (920,959)

 Net unrealized
  holding
  gain on
  investments               -             -        -        -             (650)

 Net loss       -           -      (28,980,174)    -        -      (28,980,174)
           --------------------------------------------------------------------
BALANCE,
December 31,
 1996     ($508,172) $125,327,438 ($101,636,696)  79,409 ($220,512) $23,344,087
           ====================================================================


                   The accompanying notes are an integral part of these consolidated financial statements.

                                   ONCOR, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Years Ended December 31,
                                     -------------------------------------------
                                                  1994          1995           1996
                                                  ----          ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                  ($19,578,735)  ($18,229,737)  ($28,980,174)
  Adjustments to reconcile net loss to
     net cash used in operating activities:
     Write off of acquired research &
       development                             3,574,120          -              -
     Issuance of common stock for interest
       and imputed interest of convertible
       notes                                       -              -          2,755,235
     Issuance of common stock in
       connection with research and
       development agreements                      -              -            462,104
     Depreciation and amortization            1,770,707      3,028,523      2,858,337
     Gain on disposal of assets                    -              -           (269,978)
     Non-cash product discontinuation              -              -          1,719,473
     Equity in net loss of affiliate
       and other                              3,120,928      2,409,027      4,431,004
     Expenses for non-employee
      stock options                                -              -             94,667
    Changes in operating assets
       and liabilities:
       Accounts receivable                     (438,189)      (172,618)     1,434,837
       Inventories                             (534,842)      (847,473)     1,468,239
       Other current assets                     316,843       (593,076)       269,912
       Deposits and other non-current
         assets                                 (15,892)        25,176          1,776
       Accounts payable                       1,601,672        705,260       (937,002)
       Accrued expenses and other
         current liabilities                   (122,896)       (59,360)      (134,451)
       Deferred rent                            (72,858)       (72,858)       (18,223)
         Net cash used in operating         -------------------------------------------
           activities                       (10,379,142)   (13,807,136)   (14,844,244)
                                            -------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment        (1,285,315)    (3,127,285)      (630,594)
  Disposals of property and equipment              -              -            393,194
  Acquisitions of businesses (Note 3)        (3,974,649)      (194,420)         -
  Issuance of note receivable                  (715,751)         -              -
  Currency protection in Appligene
    agreement                                      -              -            (44,423)
  Purchase of stock in affiliate                   -              -           (300,000)
  Unrealized loss on investments                 (1,948)         2,504         (9,890)
  Purchases of investments                  (13,551,122)          -            -
  Redemptions of investments                    100,000     11,970,995        681,623
         Net cash (used in) provided        -------------------------------------------
          by investing activities           (19,428,785)     8,651,794         89,910
                                            -------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale of common stock     25,068,661      2,809,484          -
  Proceeds from sales of common stock
    of subsidiary                               225,000      3,034,503      9,099,364
  Offering costs of private placement              -              -            (54,100)
  Purchase of treasury stock                   (148,125)          -              -
  Exercise of stock options and warrats       1,088,832        700,129        668,535
  Deferred offering costs                       342,440           -              -
  Change in restricted funds                       -              -        (5,432,478)
  Payment on notes for acquisitions          (1,149,842)    (2,990,507)    (1,764,636)
  Payment on bank loans                        (473,498)    (1,169,381)      (884,919)
  Proceeds from borrowings and issuance
    of warrants                                    -         7,366,482     13,207,410
         Net cash provided by financing     -------------------------------------------
          activities                         24,953,468      9,750,710     14,839,176
                                            -------------------------------------------

EFFECT OF CHANGE IN EXCHANGE RATE           -------------------------------------------
  ON CASH                                       (13,224)       (95,354)      (485,080)
                                            -------------------------------------------

  Net (decrease) increase in cash and
    cash equivalents                         (4,867,683)     4,500,014       (400,238)

CASH AND CASH EQUIVALENTS, beginning of
  the period                                 14,617,594      9,749,911     13,458,895
                                     -------------------------------------------
CASH AND CASH EQUIVALENTS, end of the
  period                                     $9,749,911    $14,249,925    $13,058,657
                                     ===========================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the year for
    interest                                   $165,626       $389,842       $251,892



                  The accompanying notes are an integral part of these consolidated financial statements.


                           ONCOR, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF DECEMBER 31, 1996


(1)  ORGANIZATION, PRINCIPLES OF CONSOLIDATION AND CERTAIN
     ELEMENTS OF RISK

     Nature of Organization

     Oncor, Inc. (together with its consolidated subsidiaries, hereinafter the "Company" or "Oncor") develops and markets gene-based test systems and related products for use in the management of cancer, including risk assessment, detection, treatment selection and monitoring. Oncor is developing additional gene-based test systems for the management of certain cancers including breast cancer, cervical cancer, bladder cancer, lung cancer and ovarian cancer. In addition to its gene-based test systems, the Company currently manufactures and markets over 200 genetic probes to specific human genes, with related reagents and instrumentation, for research purposes. The Company also produces and markets molecular biology products. The Company currently sells its products to over 1,700 customers world-wide.

     Principles of Consolidation

     The consolidated financial statements include the accounts of Oncor, Inc. and all subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company records investments in affiliates owned more than 20%, but not in excess of 50%, using the equity method.

     Significant Risks and Uncertainties

     Through December 31, 1996, the Company has incurred cumulative losses totaling approximately $102 million.
Operations of the Company are subject to certain risks and uncertainties including, among others, uncertainties relating to product development, significant operating losses, competition, technological uncertainty, reliance on patents and proprietary rights, dependence on key personnel, governmental regulations and legislation and the availability of additional capital. Consequently, there can be no assurance as to the level of future operations or as to their profitability.

     The Company has available for use in operations in North America, where most of its cash losses occur, (i) approximately $10.2 million dollars at December 31, 1996, or becoming available shortly thereafter, (ii) an additional $2.0 million raised through issuance of convertible debentures in January 1997, and
(iii) an irrevocable commitment from a lending source in the amount of $3.0 million expiring March 31, 1998. The Company also holds marketable securities in affiliated companies with a present market value of approximately $22.6 million dollars, though substantial contractual, regulatory and market restrictions exist with respect to the rate at which these investments could be liquidated and significantly fluctuating market prices make the ultimate future selling prices unpredictable. With respect to North America, the Company believes that it has sufficient sources of cash to fund operations through the remainder of 1997 but believes that it will need to raise funds or liquidate assets shortly thereafter. The Company plans to raise needed additional financing through private equity placements and collaborative or other arrangements with corporate partners and others. There can be no assurance that the Company will be able to obtain additional financing when needed, if at all, or on terms acceptable to the Company. The Company currently has no commitments to receive additional financing. Any additional funding which it may raise in 1997 or 1998 likely will be dilutive to the interests of the current shareholders. Since December 1995, the principal source of funds for North American operations has been through the issuance of convertible debt securities. There are terms in certain of the agreements underlying these transactions which would make it more difficult to consummate similar such transactions in the future. There can be no assurance that the Company could access such funding or other funding sources in the future on commercially reasonable terms, if at all.

     At March 31, 1997 the Company has outstanding approximately $10.4 million of convertible debentures which convert into Common Stock of the Company at prices which relate to the quoted trading prices of the stock in a period immediately preceding the dates of conversion. If the quoted trading price of the Company's stock declines to or below approximately $2.75 per share and no debentures had theretofore been converted, the Company would need to seek approval from its shareholders to issue the full number of shares required pursuant to any request to convert all of the debentures based upon such price. If the shareholders elected not to provide such approval, the Company would be obligated at the holders' demands to redeem in cash any remaining unconverted debentures at a premium to the principal balance of such debentures. It is unlikely that the Company's cash resources would be sufficient to both satisfy such redemption demands and continue to fund operating deficits at its current rate.

     Concentrations of Credit Risk

     The Company and its customers are directly affected by the well being of the health care industry world-wide (see Note 9). Concentrations of credit risk with respect to receivables is generally limited due to the large number of customers in the Company's customer base. The Company maintains an allowance for doubtful accounts based upon its expectation of the proportion of its receivables it shall be able to collect. With respect to its investments, it is the policy of the Company to invest only in publicly traded, investment grade, fixed income securities with minimal exposure to foreign currency risk. The Company does not invest in derivative securities.


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Management's Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Reserves have been recorded for estimates of uncollectible accounts receivable and excess and obsolete inventory. Management also uses estimates to determine the estimated lives of its intangible and tangible assets. Actual results could differ from those estimates.

     Fair Value of Financial Instruments

     Cash, accounts receivable, accounts payable, accrued liabilities and short-term borrowings, as reflected in the financial statements, approximate fair value because of the short-term maturity of those instruments. The fair value of notes receivable does not materially differ from the carrying value. The fair value of the Company's long-term debt does not materially differ from fair value as the majority of the debentures were issued at year-end.

     Impairment of Long-Lived Assets

     The Company complies with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of. The Company reviews its long-lived assets, including identifiable intangibles; goodwill; and property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. Impairment is measured at fair value.

     Cash Equivalents and Investments

     Cash equivalents and investments at December 31, 1995 and 1996, consist primarily of funds invested in money market instruments, commercial paper and U.S. government treasury bills. Investments with maturities between three months and one year are classified as short-term investments. Investments in securities with original maturities of less than three months are considered cash equivalents. Restricted cash of $0.7 million held in a single money market fund was pledged until January 1997 as security to a bank which guaranteed the principal and interest of a note issued in an acquisition. Cash of $4.0 million was restricted until a registration statement filed with the Securities and Exchange Commission was declared effective, which declaration occurred on February 28, 1997. The remaining $0.7 million in restricted cash is pledged as collateral for a loan of an officer and director for an indefinite period of time.

     The Company accounts for investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. All investments are classified as available-for-sale securities and, accordingly, carried at fair market value. Unrealized holding gains and losses are excluded from earnings and reported as a net amount in a separate component of shareholders' equity until realized. In computing gains and losses, costs are determined on the basis of specific identification. The gross realized gains and (losses) on available-for-sale securities totaled $52,511 and ($107,993), respectively, for the year ended December 31, 1996.

     Revenue Recognition

     The Company generally recognizes revenue from product sales when the related goods are shipped. Grant and contract revenues are recognized on a percentage-of-completion basis.

     Foreign Currency Translation

     In September 1994, the Company acquired an operation in France (see Notes 3 and 8) for which the functional currency is the French franc ("FF"). Assets and liabilities for the operation have been translated into U.S. dollars using the exchange rate in effect on December 31, 1995 and 1996. Revenues and expenses have been translated using the average exchange rate during the periods presented. Cumulative translation gains and (losses) of $412,787 and ($508,172) at December 31, 1995 and
1996, respectively, have been excluded in determining the results of operations and have been accumulated as a separate component of equity.

     Income Taxes

     The Company files a consolidated U.S. federal income tax return for the parent and all U.S. subsidiaries in which its ownership exceeds 80%. The Company filed a consolidated income tax return in France for its French subsidiaries in 1995.

     Effective in 1993, the Company adopted SFAS No. 109,
Accounting for Income Taxes, retroactive to January 1, 1993.

     With respect to U.S. federal income tax, as of December 31, 1996 the Company has net operating loss carry-forwards ("NOLs") of approximately $81.1 million available to offset future taxable income. The Company also has research and development tax credits of approximately $1.4 million available to reduce future U.S. federal income tax. The tax NOL and research and development tax credits may be used through 2010, but begin to expire in 1998. Despite the NOL and credit carry-forwards, the Company may have an income tax liability in future years due to the application of the alternative minimum tax rules. In addition, the utilization of these tax NOL and credit carry-forwards is subject to statutory limitations regarding changes in ownership. With respect to its tax position in France, the tax provision and liability are not significant.

The French company had accumulated capital loss and tax loss carryforwards of approximately $9.6 million and $15.2 million
French francs, respectively, at December 31, 1996.

     SFAS No. 109 requires that the tax benefit of financial reporting NOLs and tax credits be recorded as an asset to the extent that management assesses the utilization of such NOLs and tax credits to be "more likely than not." As of December 31, 1996, the Company's net deferred tax assets in the United States and France were approximately $34.2 million and $1.6 million, respectively. A valuation reserve was recorded against the entire amount of both net deferred tax assets, since the Company has incurred operating losses in the United States since inception and in France on a frequent basis. The net deferred tax assets are primarily attributable to net operating losses, capital losses and tax credits.

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
                                        ===========


     The costs allocated to intangible assets acquired in the acquisition have been written off as of December 31, 1996. Amounts allocated to research and development projects in process were charged to expense in the second quarter of 1994. The Company discontinued the development and sale of its imaging system product line in 1996.

     Acquisition of Appligene S.A.

     In September 1994, Oncor acquired 98.5% of the outstanding capital stock of Appligene S.A., a French societe anonyme, ("Appligene"). Appligene is a developer, manufacturer and marketer of molecular genetic products and is based in Strasbourg, France. The consideration paid was (i) cash payments in French francs of FF 12,810,000 (approximately $2.3 million)
(ii) convertible promissory notes with an aggregate principal amount of FF 23,655,000 (approximately $4.4 million) and (iii) 635,631 unregistered and previously unissued shares of the Company's Common Stock, $0.01 par value, valued at approximately $3.2 million. The transaction was accounted for as a purchase and the allocation of the purchase price is set forth in the table below:


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
                                             ============

     The costs allocated to intangible assets acquired in the acquisition are being amortized on a straight line method over periods of 5 to 10 years, with a weighted average amortization period of 8 years. Intangible assets include the estimated values of employment contracts, patents and licenses, and goodwill. The costs allocated to research and development projects in process were charged to expense in the third quarter of 1994.

     Pro Forma Results of Acquired Entities

     The results of operations of Appligene and the Imaging
Business have been included in the Company's consolidated results of operations from the respective dates of acquisition.
Unaudited pro forma results of operations for the Company, assuming both of the acquisitions described above occurred on January 1, 1994 are as follows:



                                     (Unaudited)
                                Year End December 31,
                             --------------------------

                                         1994
                                         ----

     Revenues                        $16,137,612
     Net loss                        (20,073,747)
     Net loss per share                ($1.01)

     Such pro forma information is not intended to represent either the actual results which may have been achieved if the acquisitions occurred on that date or future results which may be achieved.


(4)  REPOSITIONING EXPENSE

     In 1966, the Company adopted a repositioning plan to discontinue the development, manufacture, sale and support of certain imaging, research, and non-diagnostic genetics products.
Recorded repositioning costs of $2,075,000 comprise the charge-off of discontinued products, charge-off of goodwill associated with such products, and severance payments to employees terminated in conjunction with the plan.


(5)  TRANSACTIONS INVOLVING AFFILIATED COMPANIES

     OncorMed, Inc.

     In 1994, the Company and OncorMed entered into a license agreement pursuant to which OncorMed has a worldwide license to those of Oncor's existing and future human genome technologies which are useful for the purposes of development and commercialization of OncorMed's services. This agreement is subject to rights retained by the Company to use the licensed technologies for development and commercialization of Oncor's products, which may then be sold to OncorMed and to third parties. Under this agreement, OncorMed is obligated to pay royalties semi-annually equal to the greater of 6% of OncorMed's related revenues or $100,000. In February 1997, the terms of the license agreement were amended on a prospective basis to, among other things, broaden the basis of the payments to be made to Oncor, reduce the payment rates and adjust the minimum payment schedule.

     From the period of inception of OncorMed until June 6, 1994, the Company advanced funds to OncorMed, the balance of which was converted to a term note due in June 1999 in the principal amount of $715,751 which bears interest at the rate of 7% per year. The note is recorded as a note receivable from unconsolidated affiliate and included in investments and advances to affiliates in the consolidated balance sheet at December 31, 1995 and 1996. Included in other current assets at December 31, 1995 and 1996, are balances of $137,909 and $109,854, respectively, due from OncorMed, a majority of which represents royalties receivable under the license agreement.

     In October 1994, OncorMed completed an initial public
offering of 1,335,000 shares of its common stock at $6.00 per share. In November 1994, the Underwriter exercised the over-allotment option to purchase an additional 200,250 shares at $6.00 per share. The effect of this transaction was to reduce the Company's ownership interest in OncorMed from 83% to approximately 40%. As the Company's voting interest was thereafter less than 50%, the Company accounts for its investment in OncorMed using the equity method of accounting. The financial statements for the year ended December 31, 1994 have been retroactively adjusted to record the results of OncorMed pursuant to the equity method of accounting. Thereafter, the Company only reflects in its financial statements its proportionate share of the earnings or losses of OncorMed.  The restatement had no
impact on the Company's net loss or net loss per share. OncorMed realized net cash proceeds of approximately $6.3 million from the sale of its shares, after underwriting discounts and commissions and expenses of the public offering. The initial public offering resulted in an increase of approximately $5.5 million in the Company's proportionate share of OncorMed equity, which has been recorded as an increase in the Company's investment in OncorMed and in its additional paid-in-capital.  In February 1996,
OncorMed completed a public offering of 2,000,000 shares of its common stock at $7.75 per share. The effect of this transaction was to reduce the Company's ownership interest in OncorMed to
approximately 29%.   The public offering resulted in an increase
of approximately $4.0 million in the Company's proportionate share of OncorMed's equity which has been recorded as an increase to the Company's investment in OncorMed and in its paid-in-capital.

     Summarized financial information of OncorMed is as follows:

                                 1994            1995            1996
                                 ----            ----            ----

Condensed Statement of
Income
     Net Sales               $    34,303     $   311,387    $   627,390
     Operating Loss           (4,098,171)     (6,686,134)    (7,915,717)
     Net Loss                $(3,981,373)    $(6,510,547)   $(7,455,973)

Condensed Balance Sheet
     Current Assets          $ 7,459,421     $   931,122    $ 7,934,124
     Non-current Assets          912,762       1,520,752      1,179,851

     Current liabilities         801,708       1,331,806      1,444,762
     Non-current liabilities     730,449         726,261        719,334
     Shareholders' equity    $ 6,840,026     $   393,807    $ 6,949,879


     At December 31, 1995 and 1996, the quoted market value of the Company's investment in OncorMed, based on a closing quotation of $6.00 and $4.8125 per share, was approximately $12 million and $9.6 million, respectively; however, OncorMed is in the development stage, its stock price is highly volatile, and its trading volume is very low. OncorMed has issued warrants to the Underwriter to purchase 133,500 shares, exercisable for a period of three years commencing two years from the date of the offering at $6.90 per share. OncorMed also has adopted a stock option plan covering 2,250,000 common shares and has outstanding approximately 1,540,000 options at December 31, 1996. If all such outstanding warrants and options were exercised, the Company's ownership interest in OncorMed would be reduced to approximately 23%.

     Codon Pharmaceuticals, Inc.

     In June 1994, the Company formed and incorporated Codon Pharmaceuticals, Inc. ("Codon"), formerly known as OncorPharm, Inc., to develop and commercialize the therapeutic application of Oncor's technologies in the field of genetic repair. Oncor contributed $1.0 million in exchange for 2,000,000 shares of Codon common stock. During the remainder of 1994, Oncor advanced funds aggregating approximately $0.6 million to Codon to augment its working capital. Codon performed research services for Oncor for which Codon received revenues and reduced its obligations pursuant to the advances. In December 1994, the balance of the advances was converted into a note which is convertible into the common stock of Codon at a rate of $2.00 principal amount for each share of common stock. This note was converted into 316,251 shares of common stock in 1995.

     In December 1994, Codon issued an aggregate of 450,000 shares of common stock to certain members of its board of directors at $.50 per share. In February through May 1995, Codon issued an aggregate of 140,000 shares of common stock at $.50 per share and in April 1995, completed a private placement of 1,500,000 shares of convertible preferred stock at $2.00 per share. On April 2, 1996, Codon completed a private placement of 1,012,667 of its preferred shares of stock at $3.00 per share. The Company purchased 100,000 shares in this second private placement. In October 1996, Codon issued 50,000 additional preferred shares in connection with a Series B Stock Dividend. The effect of this transaction was to reduce the Company's ownership interest in Codon to approximately 42%. As the Company's voting interest is now less than 50%, the Company has accounted for its investment in Codon using the equity method of accounting. The financial statements of the Company for the three months ended March 31, 1996 have been retroactively adjusted to record the results of Codon pursuant to the equity method of accounting from January 1, 1996. Accordingly, the Company has reflected in the consolidated financial statements presented for all periods in 1996 only its proportionate share of the earnings or losses of Codon. The restatement had no impact on the Company's consolidated net loss or net loss per share. Included in other current assets at December 31, 1996 is a balance of approximately $0.1 million due from Codon.

     Codon also has adopted a stock option plan covering
1,400,000 common shares and has granted approximately 1,362,500 options through December 31, 1996. If all such outstanding options were exercised, the Company's ownership interest in Codon would be reduced to approximately 34%.

     Codon is presently seeking additional funding from other sources to continue its research efforts. Thus far, such efforts have not been successful and there can be no assurance that such funding will be available or that Codon will be successful in developing or commercializing any therapies or products. If Codon ceases operations, the Company will be required to write off its investment in the affiliate, included in Investments in and Advances to Affiliates in an amount of $0.7 million at December 31, 1996.

     Summarized financial information of Codon for the period following deconsolidation is as follows:


                                          1996
                                          ----

Condensed Statement of Income
     Net Sales                        $    -0-
     Operating Loss                    (4,033,733)
     Net Loss                         $(4,222,904)

Condensed Balance Sheet
     Current Assets                   $   448,255
     Non-current Assets                 1,434,677

     Current liabilities                  392,604
     Non-current liabilities              123,037
     Shareholders' equity             $ 1,367,291


     Appligene, Inc.

          In July 1996, Appligene Oncor S.A. ("Appligene"), the European subsidiary of the Company, completed an initial public offering of newly issued common shares for approximately $9.1 million. As a result of this transaction, the Company's equity interest in Appligene was reduced to approximately 80%.

     In connection with this offering, Appligene entered into an agreement with the underwriter and market maker to share in the gains and losses in after-market stabilization activities. The parties are currently negotiating amendments to the agreement with the objective of significantly reducing Appligene's potential exposure. However, there can be no assurance that such an amendment will be successfully negotiated or, if so, that such amendment would reduce Appligene's potential exposure in any material respect. The Company has recorded as a cost of the offering $0.5 million for a portion of the trading losses incurred by the underwriter to date.


(6)  RESEARCH, DEVELOPMENT AND LICENSING AGREEMENTS

     Agreements with Dr. Albert de la Chapelle

     In January 1994, the Company and Dr. Albert de la Chapelle, a senior research scientist, entered into two agreements: a License Agreement and a Sponsored Research Agreement. Pursuant to the License Agreement, the Company has paid Dr. de la Chapelle an initial License fee of $125,000 and is obligated to pay a royalty of 6% of net sales on products that are covered by a claim of one of the licensed patents, subject to a minimum quarterly royalty payment of $6,250 which is effective from the date of the License Agreement. Pursuant to the Research Agreement, which expired at the end of 1996, the Company funded Dr. de la Chapelle's further research by paying a designee of Dr. de la Chapelle $150,000 per year.

     Johns Hopkins Collaborative Research Agreement

     In October 1992, the Company entered into a joint Collaborative Research Agreement for the discovery and commercialization of new genetic technologies for the detection of cancer with The Johns Hopkins University School of Medicine ("Johns Hopkins"). The agreement called for the Company to pay $1.2 million over the three-year agreement period, which was charged to research and development expense over the agreement period. As additional consideration, the Company issued 60,000 shares of its Common Stock, which was valued at $0.3 million and recorded as research and development expense during 1992. In December 1995, this agreement was extended for an additional three years, pursuant to which the Company is to pay $1.5 million over this period.


(7)  STOCKHOLDERS' EQUITY

     Preferred Stock

     The Company is authorized to issue up to 1,000,000 shares of Preferred Stock (par value of $.01 per share). No shares of Preferred Stock have ever been issued. The rights of any Preferred Stock ultimately issued will be determined by the Board of Directors upon issuance.

     Common Stock and Warrants

     On December 30, 1996, the Company completed a private placement of 6% five-year unsecured notes convertible into shares of Common Stock of the Company and warrants to purchase an aggregate of 200,000 shares of the Company's Common Stock. The Company received total proceeds of approximately $8.0 million of which $375,000 was allocated to the warrants, $2.0 million to paid-in-capital, and the remainder to the notes. Issuance costs were not significant. In January 1997, the amount of the debentures issued was increased to $10.0 million. The notes are immediately convertible at the option of the holder and will be automatically converted upon maturity. The notes are convertible at the lesser of $5.00 per share or prices which reduce from 100.0% to 80.0% of the market value of the Common Stock at the time of conversion over a period of approximately five months.

     On September 30, 1996, the Company completed a private placement of 6% three-year unsecured notes convertible into shares of Common Stock of the Company and warrants to purchase an aggregate of 250,000 shares of the Company's Common Stock. The Company received total proceeds of $5.0 million of which $406,250 was allocated to the warrants, $1.2 million to paid-in-capital, and the remainder to the notes. Issuance costs were not significant. The notes are immediately convertible at the option of the holder and will be automatically converted upon maturity. The notes are convertible at prices which reduce from 100.0% to 80.0% of the market value of the Common Stock at the time of conversion over a period of approximately five months.

     In December 1995, the Company completed a private placement of 768,384 shares of its Common Stock and issued convertible 4.5% unsecured notes payable of $7,000,000. Total proceeds, net of issuance costs were approximately $9,300,000. As of December 31, 1996, all these notes had been converted.

     In February 1994, the Company completed a public offering of 3,350,000 shares of its Common Stock at a price of $8.125 per share. Total proceeds, net of issuance costs, were approximately
$25.1 million.

     The Company records as interest expense the difference between the conversion price and the quoted price of the stock issuable upon conversion of convertible debentures. This imputed interest is accreted on a straight line basis, over the holding periods of the debentures. The interest expense recorded in 1996 is approximately $2.6 million.

     In January, February and September of 1996, and in February of 1997, the Company filed registration statements on Form S-3 with the Securities and Exchange Commission covering the sale of up to approximately 4,194,930, 260,580, 4,631,495 and 4,907,645 shares, respectively, of Common Stock held by third party shareholders or issuable under certain contractual conditions, including shares issuable on exercise of certain options and the conversion of certain notes payable. Generally, the registration statements will remain effective for up to three to five years.

     Stock Options

     The Company maintains a Stock Option Plan which was approved by the Board of Directors in March 1992 (the "1992 Stock Option Plan"), which incorporated the Company's former Incentive Stock Option Plan, Non-Qualified Stock Option Plan and Non-Qualified Stock Option Plan for Non-Employee Directors.

     The aggregate number of shares available for issuance under the 1992 Stock Option Plan may not exceed 5,015,604 shares of Common Stock, subject to adjustment from time to time in the event of certain changes to the Company's capital structure.

     The Company accounts for this plan under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:


                                        1995               1996


Net Loss:            As Reported    ($18,229,737)       ($28,980,174)

                     Pro Forma       (18,664,502)        (30,544,795)

Net Loss Per Share:  As Reported       ($0.87)             ($1.26)

                     Pro Forma         ($0.89)             ($1.33)


Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     The fair market value of each option grant is estimated using the Black-Scholes option pricing model with the following assumptions used for grants in 1995 and 1996: risk-free interest rates of 4 percent; expected lives of 5.9 years for the options; and expected volatility of 55.8 percent.

     Transactions relating to the Company's stock option plans are as follows:


                             1992 Stock Option Plan     Special Stock Options
                           -------------------------- --------------------------
                             Number of  Weighted Avg.   Number of  Weighted Avg.
                              Shares     Ex. Price       Shares      Ex. Price

Balance, December 31, 1993   2,564,075     $4.8325       970,353     $2.1174

     Granted                   186,240      5.9798          -            -

     Exercised                (262,754)     3.4727      (333,739)     1.0600

     Canceled                 (222,259)     5.2684       (86,763)     1.9800
                            -----------  ----------    ----------   ----------

Balance, December 31, 1994   2,265,302      5.0418       549,851      2.7206

     Granted                 1,403,000      4.6600        15,000      4.0000

     Exercised                 (93,668)     4.0900       (98,763)     1.7400

     Canceled                 (165,264)     4.8600       (61,737)     3.9200
                            -----------  ----------    ----------   ----------

Balance, December 31, 1995   3,409,370      4.9200       404,351      2.8854

     Granted                 1,181,333      4.7600          -            -

     Exercised                (158,751)     4.2000          (522)     2.4600

     Canceled                 (883,967)     5.0000        (3,829)     2.3800
                            -----------  ----------    ----------   ----------

Balance, December 31, 1996   3,547,985     $4.8600       400,000     $2.8906
                            ===========  ==========    ==========   ==========

Options exercisable at
    December 31, 1996(1)     1,788,480     $4.9115
                            ===========  ==========
Options not exercisable at
    December 31, 1996(2)     1,759,505     $4.8150
                            ===========  ==========

__________________

(1) Range of price for exercisable options:       $1.0625 - $7.75
(2) Range of price for non-exercisable options:   $3.875 - $6.875


     Summary of reserved shares

     As of December 31, 1996, the Company has reserved the following shares of Common Stock for future use as follows:


     Unit purchase options. . . . . . . . . . .      118,346
     1992 stock option plan . . . . . . . . . .    3,547,985
     Special stock options. . . . . . . . . . .      400,000
     Conversion of debentures and warrants
       issued to common stockholders. . . . . .    3,039,803
                                                   ---------
                                                   7,106,134
                                                   =========


(8)  COMMITMENTS AND CONTINGENCIES

     The Company has royalty arrangements with certain consultants and institutions that call for royalty payments based upon a percentage of product sales developed under the royalty agreements. Royalty expense for the years ended December 31, 1994, 1995 and 1996 was approximately $320,000, $215,000 and
$270,000, respectively. In addition, the Company has entered into certain research support agreements (see Note 6). Annual minimum royalty and research support payments, as of December 31, 1996, are as follows:


               For the Year
                  Ending
                December 31,             Amount
               -------------          ------------


                   1997  . . . . . .   $1,049,224
                   1998  . . . . . .      872,224
                   1999  . . . . . .      130,100
                   2000  . . . . . .      127,600
                   2001  . . . . . .      127,600
                   Thereafter  . . .      127,600
                                       -----------
                             TOTAL     $2,434,348
                                       ===========


     The Company leases office space and laboratory facilities under operating lease agreements which expire in periods from 1997 to 2004. Lessor concessions with respect to space buildout and rental abatement, result in a deferred rent credit at December 31, 1996 of $18,214. Rental expense for the years ended
December 31, 1994, 1995 and 1996 was approximately $755,000,
$717,000 and $795,000, respectively. Minimum lease payments under these lease agreements, excluding operating expense pass-throughs, as of December 31, 1996, are as follows:




               For the Year
                  Ending
                December 31,             Amount
               -------------          ------------


                   1997  . . . . . .   $  812,703
                   1998  . . . . . .      831,349
                   1999  . . . . . .      856,294
                   2000  . . . . . .      881,977
                   2001  . . . . . .      908,437
                   Thereafter  . . .    2,145,811
                                       -----------
                             TOTAL     $6,436,571
                                       ===========


     In February 1995, the Company entered into a lease which was accounted for as a capital lease with a net present value of future obligations of approximately $1.2 million.

     The Company has guaranteed a loan of an officer/director for up to $960,000. The loan is due upon demand and collateralized by the Company's stock owned by the officer. The $700,000 of Company funds pledged as a guarantee for the loan are maintained in a separate account with the lender and are included in restricted cash in the accompanying consolidated balance sheet. From time to time, the lender may make partial calls on the loan due to fluctuations in the market value of the stock of the Company collateralizing the loan. In the event the officer is unable to repay amounts necessary to satisfy these calls or in any other way defaults on the loan, the lender may liquidate portions of the collateral or immediately sell shares of stock collateralizing the loan or withdraw funds from the Company's account. At December 31, 1996, there was a $415,000 call on the loan. In the event the officer cannot satisfy the call, these funds may be withdrawn from the Company's account. As of December 31, 1996, the collateral on the loan had a value of $1.8 million. In the event of a withdrawal from the Company's account, the Company succeeds to the rights to the collateral.

     The Company has made advances to or paid expenses on behalf of the same officer/director in an amount outstanding at December
31, 1996 of $294,039 and at December 31, 1995 of $129,192.

     The University of California and its licensee, Vysis, Inc. filed suit against Oncor in 1995 for patent infringement. In January 1997, a summary judgment hearing was held but there has been no decision on the motion. A failure to successfully defend against or settle this motion may result in damages being assessed against the Company and an injunction against the sale of some of the Company's probe and genetic test kits.


(9)  SEGMENT AND SIGNIFICANT CUSTOMER INFORMATION

     The Company operates in one dominant business segment, biomedical research products, with research, development, manufacturing and marketing in the United States and Europe. The operations in Europe were acquired through the acquisition of Appligene in September 1994 (see Note 3).

     Product sales relating to each geographic region are as follows:


                                      Years Ended December 31,

                                  1994            1995          1996


     United States . . . . .  $ 7,383,313    $ 7,167,415    $ 6,644,041
     Europe. . . . . . . . .    4,332,899      7,707,198      7,018,994
     Japan . . . . . . . . .      507,290        580,514        964,762
     Other . . . . . . . . .      201,338        737,709        695,370
                              ------------   ------------   ------------
                              $12,424,840    $16,192,836    $15,323,167
                              ============   ============   ============


     Revenues, largely in Europe, attributable to the Company's operations in France from the date of acquisition of Appligene to December 31, 1994 and for the year ended December 31, 1995 and 1996 were approximately $2.1 million, $7.3 million and $7.1 million, respectively, and net loss for the same periods were $319,978, $883,046 and $2,795,102, respectively. The Company's identifiable assets in France at December 31, 1994, 1995 and 1996 were carried at approximately $10.4 million, $9.2 million and $9.8 million, respectively, largely comprising goodwill.

     Product sales of the Company's imaging systems to pharmaceutical and industrial companies were approximately, $1.2 million, $0.2 million and $4,000 for the years ended December 31, 1994, 1995 and 1996, respectively. In 1996, the pharmaceutical imaging business unit was sold for aggregate proceeds of $377,000 and a net gain of $270,000 which is included in interest and other expenses in the accompanying income statement.


(10) RETIREMENT PLAN

     In 1991, the Company adopted a defined contribution savings plan (the "Plan") in accordance with Section 401(k) of the Internal Revenue Code. The Plan covers all permanent employees who have attained the age of 21. Under the Plan, the Company may make discretionary contributions. The Company made no discretionary contributions to date.


(11) LINE OF CREDIT

     In March 1997, the Company obtained from a syndicate of financial institutions a working capital line of credit in the aggregate principal amount of $3.0 million. The line of credit commitment expires and any borrowings under the line of credit become due on March 31, 1998. In connection with this facility, the Company granted the syndicate 300,000 warrants each convertible into one share of common stock of the Company at $3.875 per share. The stated rate of interest paid on any borrowings under the facility is prime + 2%. The Company had not borrowed under the facility as of March 31, 1997.

(12)  LONG-TERM DEBT

      Long-term debt at December 31, 1996 consists of the following obligations:


                                                     1995             1996
                                                     ----             ----


Convertible notes issued by the
Company in connectionwith the private
placement, bearing interest at a rate of
4.5% per year, payable quarterly, due in 1998.    $7,000,000             -

Convertible notes issued by the Company in
connection with private placements, bearing
interest at a rate of 6% per year, payable
semi-annually, due in 1999 and 2001.                    -          $8,851,589

Notes issued by the Company in connection with
an acquisition, payable in eight equal quarterly
installments, beginning December 31, 1994,
denominated in French francs, bearing interest
at a rate of 5.5% per year,guaranteed by a bank
and convertible into Common Stock of the Company
at a rate of one share for approximately $11.30
principal value of notes converted.                1,810,332             -


Obligation under capital lease bearing interest
at 5.62% (collateralized by building) with final
maturity in 2010.                                  1,235,504        1,075,070

Notes payable to a French government funding
agency, issued by a subsidiary, denominated
in French francs, without stated interest, due
in 1998.                                             623,786          477,235

Various other notes payable to banks, primarily
secured by the assets of a subsidiary.               933,942          701,553
                                                ------------     ------------

                    Total long-term debt
                                                  11,603,564       11,105,447

                    Less current maturities        2,302,156          719,337
                                                ------------     ------------

                    Non-current portion           $9,301,408      $10,386,110
                                                ============     ============


     The conversion price of the convertible notes payable at December 31, 1996 is 100% to 80.0% of the average market price for the Common Stock for the five consecutive trading days ending one trading day prior to the date of the conversion notice and, with respect to $6.0 million of such notes, the conversion price is the lower of the aforementioned or $5.00 per share; the conversion of the notes are also subject to certain additional restrictions.

     The aggregate maturities of long-term debt at December 31, 1996, are as follows:


               1997                $   719,337
               1998                    330,923
               1999                  3,491,497
               2000                    223,167
               2001                  5,836,187
               Thereafter              504,336
                                   -----------
                          TOTAL    $11,105,447
                                   ===========


(13) ACCOUNTING FOR THE ISSUANCE OF CONVERTIBLE DEBENTURES

     The unaudited financial position and results of operations for the unaudited quarters ending March 31, 1996, June 30, 1996, and September 30, 1996 have been restated to give effect to the accounting treatment announced in March 1997 by the staff of the Securities and Exchange Commission (SEC) at a meeting of the Emerging Issues Task Force relevant to certain of the Company's convertible debentures having "beneficial conversion" features.

     In December 1995, August 1996 and December 1996, the Company issued convertible debentures in private placements in exchange for cash of $7.0 million, $5.0 million and $8.0 million, respectively. In each such issuance, the holders of the debentures had "beneficial conversion" rights to convert the debentures into common shares of the Company at established discounts to the quoted trading price of the shares in a period immediately preceding the dates of conversions.

     Under the recently announced accounting treatment, the value of the fixed discount, ranging from 15%-20% of the respective issuance's face value for of the Company's issuances, has been reflected in the restated unaudited quarters as additional interest expense in an aggregate amount of $2.6 million. Such additional fixed discount has been accreted for the period from date of issuance through the conversion dates of the respective issuances.










As originally reported:
                                                 (Unaudited)
                                               QUARTERS IN 1996
                                ---------------------------------------------

                                       1st           2nd             3rd
                                       ---           ---             ---

     Interest and other
       expense, net. . . . . .    $ (151,695)   $   (80,932)      $    88,267
     Net loss. . . . . . . . .    (6,090,337)    (7,727,314)      (5,378,704)
     Net loss per share. . . .       (0.28)         (0.34)            (0.23)


As restated:
                                               (Unaudited)
                                             QUARTERS IN 1996
                                ---------------------------------------------

                                       1st           2nd             3rd
                                       ---           ---             ---


     Interest and other
       expense, net. . . . . .    $ (660,695)   $  (795,932)      $ (822,733)
     Net loss. . . . . . . . .    (6,599,337)    (8,442,314)      (6,289,704)
     Net loss per share. . . .       (0.30)         (0.37)            (0.27)


     The restatements did not affect cash flows of the Company, working capital, or loss from operations.


(14) SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

     Inventories

     Inventories consist of genetic probes, hybridization systems and reagents in various manufactured states. They are stated at lower of cost (first-in, first-out) or market.

     Inventories consist of the following:


                                                As of December 31,
                                         ----------------------------
                                             1995             1996
                                             ----             ----

     Raw materials . . . . . . . . . . . $2,488,974        $1,595,485
     Work in process . . . . . . . . . .  1,808,956         1,043,611
     Finished goods. . . . . . . . . . .  2,058,111         1,200,534
                                         ----------        ----------
                                         $6,356,041        $3,839,630
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


     Property and equipment consist of the following:

                                                As of December 31,
                                         ----------------------------
                                             1995             1996
                                             ----             ----

     Building . . . . . . . . . . . . .  $1,235,504       $1,155,338
     Laboratory equipment . . . . . . .   4,631,090        3,713,500
     Office equipment, furniture and
       fixtures . . . . . . . . . . . .   5,190,596        5,011,235
     Leasehold improvements . . . . . .   1,455,072        1,015,180
                                        ------------     ------------
                                         12,512,262       10,895,253
     Less -- Accumulated depreciation
       and amortization . . . . . . . .  (5,067,048)      (5,850,983)
                                        ------------     ------------
     Net property and equipment . . . .  $7,445,214       $5,044,270
                                        ============     ============


     Accrued Expenses and Other Current Liabilities

     Accrued expenses and other current liabilities consist of the following:


                                                As of December 31,
                                         ----------------------------
                                             1995             1996
                                             ----             ----

     Employee benefits. . . . . . . . .    $621,234        $ 512,063
     Accrued royalties. . . . . . . . .     105,832          125,025
     Deferred rent, current portion . .      72,858           18,214
     Unbilled professional fees . . . .     192,403          280,000
     Deferred revenue . . . . . . . . .     267,947           73,933
     Sales taxes. . . . . . . . . . . .      85,462            4,099
     Liability to the market maker in
       subsidiary stock (Note 4). . . .        -             500,000
     Other. . . . . . . . . . . . . . .     250,467          143,566
                                         -----------      -----------
                                         $1,596,203       $1,656,900
                                         ===========      ===========

     Deposits and Other Non-Current Assets

     Deposits and other non-current assets as of December 31, 1995 consist primarily of debt issuance costs of $537,869. The costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the lives of the related debt.

     Investments in Debt Securities at December 31, 1996

     The aggregate fair value of investments in debt securities as of December 31, 1996 was $397,353, which was commercial paper. Gross unrealized holding gains and losses and the difference between amortized cost basis and aggregate fair value as of December 31, 1996 are not material.

     Supplemental Schedule of Non-cash Investing and
     Financing Activities

     Transactions relating to the issuance of shares of its Common Stock by the Company in connection with conversion of convertible debt during 1996 are as follows:


                  DATE        SHARES ISSUED         VALUE
             -------------    -------------     --------------

                December         472,638          $1,475,000

                November          39,346             125,000

                August           260,209             950,000

                April            834,894           3,950,000

                March            498,081           2,100,000
                              -------------     --------------
                               2,105,168          $8,600,000
                              =============     ==============



          In February 1995, the Company entered into a $1.2 million capital lease of a building. In May 1994, the Company issued a note payable of $1.2 million and 200,000 shares of the Company's Common Stock with a value of $1.02 million as partial consideration for the acquisition of the Apple Computer based imaging line of business (Note 3). In September 1994, the Company issued a note payable of $4.5 million and 635,631 shares of the Company's Common Stock with a value of $3.1 million as partial consideration for the acquisition of Appligene.




                             PART III


     For information concerning Item 10, Directors and Executive Officers of the Registrant, Item 11, Executive Compensation,
Item 12, Security Ownership of Certain Beneficial Owners and Management and Item 13, Certain Relationships and Related Transactions, see the definitive proxy statement of Oncor, Inc., relative to the Annual Meeting of Shareholders to be held in July 1997, to be filed with the Securities and Exchange Commission, which information is incorporated herein by reference.







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

             23 Consent of Independent Public Accountants to incorporation of reports in Company's Annual Report on Form 10-K for fiscal year 1996 into the Company's previously filed S-3 Registration Statements, File Nos. 333-85 and 333-735, 333-11997, and 333-20425, and into the Company's previously filed S-8
                    Registration Statement, File No. 33-81021.

             27.1   Financial Data Schedule.

     (b)  Reports on Form 8-K.

          None.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ONCOR, INC.


Date:     March 31, 1997      By
                                   Stephen Turner
                                   Chairman of the Board and
                                   Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date                     Signature                     Title

March 31, 1997                                   Chairman of the
                    Stephen Turner               Board of Directors,
                                                 Chief Executive
                                                 Officer (Principal
                                                 Executive Officer)

March 31, 1997                                   President, Chief
                    Cecil Kost                   Operating Officer
                                                 and Director

March 31, 1997                                   Vice President,
                    John L. Coker                Secretary and
                                                 Treasurer
                                                 (Principal Financial
                                                 Officer)

March 31, 1997                                   Director
                    Timothy J. Triche

March 31, 1997                                   Director
                    Philip S. Schein

March 31, 1997                                   Director
                    William H. Taylor II

March 31, 1997                                   Director
                    Glenn W. Bartlett

March 31, 1997                                   Director
                    Derace L. Schaffer

March 31, 1997                                   Director
                    Jose J. Coronas


                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ONCOR, INC.


Date:     March 31, 1997      By   /s/ Stephen Turner
                                   Stephen Turner
                                   Chairman of the Board and
                                   Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date                     Signature                     Title

March 31, 1997      /s/ Stephen Turner           Chairman of the
                    Stephen Turner               Board of Directors,
                                                 Chief Executive
                                                 Officer (Principal
                                                 Executive Officer)

March 31, 1997      /s/ Cecil Kost               President, Chief
                                                 Operating Officer
                                                 and Director

March 31, 1997      /s/ John L. Coker            Vice President,
                    John L. Coker                Secretary and
                                                 Treasurer
                                                 (Principal Financial
                                                 Officer)

March 31, 1997      /s/ Timothy J. Triche        Director
                    Timothy J. Triche

March 31, 1997      /s/ Philip S. Schein         Director
                    Philip S. Schein

March 31, 1997      /s/ William H. Taylor II     Director
                    William H. Taylor II

March 31, 1997      /s/ Glenn W. Bartlett        Director
                    Glenn W. Bartlett

March 31, 1997      /s/ Derace L. Schaffer       Director
                    Derace L. Schaffer

March 31, 1997      /s/ Jose J. Coronas          Director
                    Jose J. Coronas

        REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES



To Oncor, Inc.:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Oncor, Inc., and subsidiaries included in this Form 10-K and have issued our report thereon dated March 28, 1997. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.








                                        ARTHUR ANDERSEN LLP


Washington, D.C.,
March 28, 1997

                                   ONCOR, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                Additions
                   Balance at   charged to    Additions                Balance
                   beginning    expenses         due to                at end of
                   of period   (recoveries)  Acquisitions  Write-offs  period
                   ----------  ------------  ------------- ----------- ---------


December 31, 1994
-----------------
Allowance for
 doubtful accounts  176,080     (57,399)         68,304     (13,634)  173,351



December 31, 1995
-----------------

Allowance for
 doubtful accounts  173,351     200,295            -        (32,764)  340,882

December 31, 1996
-----------------

Allowance for
 doubtful accounts  340,882      73,408            -        (42,306)  371,984


                                                           EXHIBIT 23




                CONSENT OF INDEPENDENT PUBLIC ACCOUNTS



As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K, into the Company's previously filed S-3 Registration Statement File Nos. 333-85, 333-735, 333-11997 and 333-20425, and into S-8 Registration Statement
File No. 33-81021.







                                        ARTHUR ANDERSEN LLP


Washington, D.C.
March 28, 1997