Form 10-Q
period 1997-03-31
ONCOR INC
filed 1997-05-15
CIK 806637

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                    FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1997

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



                      YES  x                        NO


At April 30, 1997, there were 25,112,338 shares of Common Stock outstanding.

                       PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

     The unaudited consolidated balance sheet as of March 31, 1997, the audited consolidated balance sheet as of December 31, 1996, and the unaudited consolidated statements of operations and of cash flows for the three month periods ended March 31, 1997 and 1996, set forth below, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. Oncor, Inc. (the "Company") believes that the disclosures made are adequate to make the information presented not misleading.

     In the opinion of management of the Company, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of results for the periods presented. It is suggested that this financial information be read in conjunction with the Form 10-K, including "Item 1. Business - Additional Risk Factors," filed with the Commission for the year ended December 31, 1996.

     The results for the first three month period ended March 31, 1997, presented in the accompanying financial statements, are not necessarily indicative of the results for the entire year. In addition, the results for the three month period ended March 31, 1996 have been restated to give effect to the accounting treatment for the Company's convertible debentures. See
Note 6 of the Notes to Financial Statements.

                                ONCOR, INC.

                        CONSOLIDATED BALANCE SHEETS

                                                        As of
                                            ------------------------------
                                             Mar. 31, 1997  Dec. 31, 1996
                                               Unaudited
                                            ------------------------------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                   $12,941,192    $13,058,657
  Short-term investments, at market             2,808,149        388,504
  Restricted cash                                 700,000      5,432,478
  Accounts receivable, net of allowance
    for doubtful accounts of approxi-
    mately $417,000 and $372,000                2,050,436      2,401,639
  Receivable from Officer/Director                302,542        294,039
  Inventories                                   4,034,635      3,839,630
  Other current assets                          1,303,718        863,060
                                              ------------   ------------
    Total current assets                       24,140,672     26,278,007
                                              ------------   ------------

NON-CURRENT ASSETS:
  Property and equipment, net                   4,735,539      5,044,270
  Deposits and other non-current assets           441,108        216,035
  Investment in and advances to affiliates      2,839,484      3,213,548
  Intangible assets, net                        6,083,136      6,918,278
                                              ------------   ------------
    Total non-current assets                   14,099,267     15,392,131
                                              ------------   ------------

     Total assets                             $38,239,939    $41,670,138
                                              ============   ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                             $2,785,658      $2,523,585
  Accrued expenses and other current
    liabilities                                   980,676       1,656,900
  Current portion of long-term debt               764,518         719,337
                                              ------------   -------------
    Total current liabilities                   4,530,852       4,899,822
                                              ------------   -------------

LONG-TERM DEBT                                 11,456,297      10,386,110
                                              ------------   -------------

    Total liabilities                          15,987,149      15,285,932
                                              ------------   -------------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN CONSOLIDATED
  SUBSIDIARY                                    2,935,617         3,040,119
                                              ------------     -------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 1,000,000
    shares authorized, no shares issued             -               -
  Common stock, $.01 par value,
    50,000,000 shares authorized,
    25,112,338 and 24,214,349 issued;
    25,032,929 and 24,134,940 outstanding         251,123         242,143
  Common stock warrants outstanding               781,250         781,250
  Additional paid-in capital                  130,251,411     125,327,438
  Deferred compensation                          (573,214)       (641,270)
  Unrealized gain on investments                   (2,204)            (94)
  Cumulative translation adjustment            (1,530,205)       (508,172)
  Accumulated deficit                        (109,640,476)   (101,636,696)
  Less - 79,409 shares of common
    stock held in treasury, at cost              (220,512)       (220,512)
                                              ------------   -------------
    Total stockholders' equity                 19,317,173      23,344,087
                                              ------------   -------------

     Total liabilities and
     stockholders' equity                     $38,239,939     $41,670,138
                                              ============   =============


                The accompanying notes are an integral part of these consolidated financial statements.


                                   ONCOR, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                   For the Three Months Ended
                                            March 31,
                                 ------------------------------
                                      1997             1996
                                 ------------------------------
GROSS REVENUES:
  Product sales                   $3,204,386       $3,923,372
  Grants and contracts               122,750          272,025
                                 ------------     ------------

  Gross revenues                   3,327,136        4,195,397

OPERATING EXPENSES:
  Direct cost of sales             1,930,049        2,413,115
  Amortization of
   intangibles                       307,119          344,379
  Selling, general and
   administrative                  3,241,100        3,458,816
  Research and development         1,540,530        1,986,477
  Clinical and regulatory            456,166          492,279
                                 ------------     ------------

  Total operating expenses         7,474,964        8,695,066

LOSS FROM OPERATIONS              (4,147,828)      (4,499,669)

OTHER INCOME (EXPENSE):
  Investment income                  193,845          178,964
  Interest and other expenses,
   net (Note 6)                   (2,745,923)        (660,695)
  Foreign exchange loss               (4,787)         (21,165)
  Equity in net loss of
   affiliates                     (1,299,087)      (1,596,772)
                                 ------------     ------------
                                  (3,855,952)      (2,099,668)


   Net loss                      ($8,003,780)     ($6,599,337)
                                 ============     ============


NET LOSS PER SHARE                    ($0.32)          ($0.30)
                                 ============     ============

WEIGHTED-AVERAGE COMMON
  SHARES OUTSTANDING              24,865,816       21,815,426
                                 ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              ONCOR, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                          For the three months ended March 31,
                                          ------------------------------------
                                                    1997              1996
                                          ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                      ($8,003,780)      ($6,599,337)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
      Issuance of common stock for interest
       and imputed interest of convertible
       notes                                      2,175,000           569,842
      Issuance of common stock in
       connection with research and
       development agreements                       111,681           192,505
      Depreciation and amortization                 649,547           745,740
      Expenses for non-employee stock options       107,118             -
      Equity in net loss of affiliate
       and other                                  1,319,670         1,596,775
      Changes in operating assets
       and liabilities:
        Accounts receivable                         235,403           803,411

        Inventories                                (295,661)          268,213
        Other current assets                         29,129           (64,325)
        Deposits and other non-current assets       (24,743)           12,787
        Accounts payable                           (153,407)         (379,526)
        Accrued expenses and other
         liabilities                                384,941          (536,125)
        Deferred rent                                 -               (18,223)
          Net cash used in operating
           activities                            (3,465,102)       (3,408,263)
                                                -------------    -------------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment              (114,303)         (152,779)
  Purchases of investments                       (2,421,755)       (2,590,110)
                                                -------------    -------------

          Net cash used in investing
           activities                            (2,536,058)       (2,742,889)
                                                -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Offering costs of private placement                 -               (54,100)
  Exercise of stock options and warrants             19,950           199,950
  Reduction in restricted funds                   4,732,478             -
  Payment on notes for acquisitions                   -              (603,444)

  Payment on bank loans                             (96,201)         (328,601)
  Loan to unconsolidated affiliate                 (250,000)            -



  Proceeds from borrowings and issuance
    of warrants                                   2,000,000           207,410
                                                -------------    -------------

         Net cash provided by (used in)
          financing activities                    6,406,227          (578,785)
                                                -------------    -------------


                                                -------------    -------------
EFFECT OF CHANGE IN EXCHANGE RATE ON CASH          (522,532)          (14,669)
                                                -------------    -------------

  Net decrease in cash and cash
   equivalents                                     (117,465)       (6,744,606)

CASH AND CASH EQUIVALENTS, beginning of
  the period                                     13,058,657        13,458,895
                                                -------------    -------------

CASH AND CASH EQUIVALENTS, end of the
  period                                        $12,941,192        $6,714,289


            The accompanying notes are an integral part of these
                    consolidated financial statements.

                          ONCOR, INC.

                  NOTES TO FINANCIAL STATEMENTS

                       AS OF MARCH 31, 1997
                           (Unaudited)


1.   Cash Equivalents and Investments

     Cash equivalents and investments consist primarily of funds invested in money market instruments, commercial paper and U.S. government treasury bills. Investments with maturities between three months and one year are classified as short-term investments. Investments in securities with original maturities of three months or less are considered cash equivalents. Approximately $0.7 million in restricted cash is pledged as collateral for a loan of an officer and director for an indefinite period of time.

      Investments that are classified as available-for-sale securities are carried at fair market value. Unrealized holding gains and losses are excluded from earnings and reported as a net amount in a separate component of shareholders' equity until realized.


2.   Intangible Assets

     The intangible assets comprise technology acquired, the estimated value of contractual positions, and the excess of the purchase price of an acquisition over the fair market value of the tangible assets acquired. The intangible assets are being amortized on a straight line method over periods of five to ten years, with a weighted average amortization period of eight years.


3.   Net Loss Per Share

     Net loss per share is determined using the weighted-average number of shares of Common Stock outstanding during the periods presented. The effects of options and warrants have not been considered since the effects would be antidilutive.

     The Financial Accounting Standards Board has issued Statement No. 128, Earnings Per Share. Statement 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement for all periods presented. Statement 128 is effective for fiscal years ending after December 15, 1997 and requires restatement of prior years' earnings per share. Since the effect of outstanding options is antidilutive, they have been excluded from the Company's computation of net loss per share. Accordingly, Statement 128 does not have an impact upon historical net loss per share as reported.


4.   Investments in Debt Securities at March 31, 1997

     The aggregate fair value of investments in debt securities as of March 31, 1997 is as follows:
          Government securities
              $U.S. denominated                   $1,131,077
          Commercial paper                         1,892,824
                                                  ----------
                          Total                   $3,023,901


5.   Oncor Private Placement

     In January 1997, the Company completed a private placement of 6.0% five-year unsecured notes convertible into shares of Common Stock of the Company. The Company received total proceeds of approximately $2.0 million. Issuance costs were not significant. The notes are immediately convertible at the option of the holder and will be automatically converted upon maturity. The notes are convertible at prices which reduce from 100.0% to 80.0% of the market value of the Common Stock at the time of conversion over a period of 120 days.


6.   Accounting for the Issuance of Convertible Debentures

     In December 1995, August 1996, December 1996 and January 1997, the Company issued convertible debentures in private placements in exchange for cash of $7.0 million, $5.0 million, $8.0 million and $2.0 million, respectively. In each such issuance, the holders of the debentures had "beneficial conversion" rights to convert the debentures into common shares of the Company at established discounts to the quoted trading price of the shares in a period immediately preceding the dates of conversions.

     The value of the fixed discount, ranging from 15%-20% of the respective issuance's face value of the Company's issuances, has been reflected in the interest expense in an aggregate amount of $2.2 million and $0.5 million in 1997 and 1996, respectively. Such additional fixed discount has been accreted for the period from date of issuance through the conversion dates of the respective issuances.

     The unaudited financial position and results of operations for the unaudited quarter ending March 31, 1996 has been restated to give effect to the accounting treatment announced in March 1997 by the staff of the Securities and Exchange Commission (SEC) at a meeting of the Emerging Issues Task Force relevant to certain of the Company's convertible debentures having "beneficial conversion" features.

     The first quarter of 1996 has been restated as follows:

                                    Originally
                                     Reported      As Restated
                                   ------------   -------------
          Interest and other
            expense, net           $  (151,695)   $   (660,695)

          Net loss                  (6,090,337)     (6,599,337)

          Net loss per share           (0.28)          (0.30)


7.   Related Party Transactions

     During the first quarter of 1997, the Company agreed to increase the guarantee of a loan for an officer and director from $700,000 to $960,000.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto, which were included in the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1996. This Form 10-Q contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Readers are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, readers should specifically consider the various factors identified in this Report which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth in "Risk Factors."

Results of Operations

     Consolidated products sales decreased 18% to $3.2 million in the three months ended March 31, 1997 compared to $3.9 million in the three months ended March 31, 1996. The sales decrease was attributable to the discontinuation of certain product lines and to the 11% change in exchange rates between the dollar and French franc. After adjusting for the elimination of the sales of discontinued products, sales of continuing products increased 5%.

     Contract and grant revenue decreased 55% to $0.1 million in the three months ended March 31, 1997 compared to $0.3 million in the three months ended March 31, 1996, due to the completion of certain research grants. Application for renewal of the research grants has been made, but there can be no assurance that such renewals will be granted.

     Gross profit as a percentage of product sales increased to 39.8% in the three months ended March 31, 1997 from 38.5% in the three months ended March 31, 1996. The increase, which was due to the discontinuation of sales of lower profit product lines, was partially offset by the costs for regulating the initial stages of the manufacture of a controlled diagnostic product.

     Amortization of intangible assets in the three months ended March 31, 1997 and the three months ended March 31, 1996 was due to the amortization of the portion of the purchase price of Appligene S.A. attributable to the value of intangible assets acquired, primarily for contracts, completed research projects, and the excess of the purchase price over the book value of the assets acquired. The intangible assets are being amortized on a straight line basis over periods ranging from two to ten years, with a weighted average period of approximately eight years.

     Selling, general and administrative expenses decreased 6% to $3.2 million in the three months ended March 31, 1997 from $3.5 million in the three months ended March 31, 1996. The beneficial effects of the discontinuation plan instituted in the second quarter of 1996, change in exchange rates and the postponement of certain marketing programs accounted for a decrease of $0.5 million, which decrease was partially offset by (i) legal and other expenses associated with certain intellectual property issues and (ii) the continuing development of a sales and marketing staff in Europe. An anticipated reduction in the aforementioned legal expenses and the implementation of the aforementioned marketing programs are expected to have largely offsetting effects on selling, general and administrative expenses throughout 1997.

     Research and development expenses decreased 22% to $1.5 million in the three months ended March 31, 1997 from $2.0 million in the three months ended March 31, 1996. This decrease is a result of initial payments made to The John Hopkins University under collaboration research agreements in the three months ended March 31, 1996, which payments were not repeated in the three months ended March 31, 1997, and to the effect of the above mentioned product discontinuation plan.

     Clinical and regulatory expense remained largely unchanged for the three months ended March 31, 1997 compared to the three months ended March 31, 1996. This expense is expected to continue at approximately this rate throughout 1997.

     Other net non-operating expenses increased by $1.8 million in the three months ended March 31, 1997 compared to the three months ended March 31, 1996. This increase resulted primarily from increased interest expense which has become substantially more significant through the issuance of convertible debentures in 1995, 1996 and 1997. In the three months ended March 31, 1997, interest and other expenses included a non-cash charge of $2.2 million compared to $0.5 million in the three months ended March 31, 1996. This charge represents the value of the beneficial conversion feature in the conversion formula associated with certain issuances of the convertible debenture by the Company. Such charges will continue at a lower rate through the second quarter of 1997. The net increase in interest and other expenses was partially offset by a decrease of $0.3 million in the equity in net losses of affiliates. The Company's proportionate share of net losses attributable to Codon decreased due to a significant decrease in the Company's ownership percentage.

     As a result of the factors discussed above, net loss increased to $8.0 million ($0.32 per share) in 1997 from $6.6 million ($0.30 per share) in 1996.

Liquidity and Capital Resources

     The following table sets forth the most significant elements of the cash flows of the Company in the first quarter of 1997 (in millions):

     Cash and liquid investments at January 1, 1997              $18.9

     Net cash loss from operations                                (3.6)

     Proceeds from issuance of debentures                          2.0

     Effects of foreign exchange rate adjustments,
     purchases of equipment and other                             (0.8)

     Cash and liquid investments at March 31, 1997               $16.5


     The net cash used in operating activities is the result of the losses of the Company described in "Results of Operations" above. Approximately $6.3 million of the cash and liquid investments shown in the table set forth above is limited to fund operations of the Company's European subsidiary.

     Purchases of equipment resulted from the on-going replacement of office and laboratory equipment; the Company expects such purchases to continue at this rate. Any substantial leasehold improvements which may be required in manufacturing facilities are expected to be funded by the Company's primary landlord in accordance with the Company's current lease agreements.

     The Company has available for use in operations in North America, where most of its cash losses occur, (i) approximately $10.2 million dollars at March 1997 and (ii) an irrevocable commitment from a lending source in the amount of $3.0 million expiring March 31, 1998. The Company also holds marketable securities in affiliated companies with a present market value of approximately $21.6 million dollars, though substantial contractual, regulatory and market restrictions exist with respect to the rate at which these investments could be liquidated and significantly fluctuating market prices make the ultimate future selling prices unpredictable. With respect to North America, the Company believes that it has sufficient sources of cash to fund operations through the remainder of 1997 but believes that it will need to raise funds or liquidate assets shortly thereafter. The Company plans to raise needed additional financing through private equity placements and collaborative or other arrangements with corporate partners and others. There can be no assurance that the Company will be able to obtain additional financing when needed, if at all, or on terms acceptable to the Company. The Company currently has no commitments to receive additional financing. Any additional funding which it may raise in 1997 or 1998 likely will be dilutive to the interests of the current shareholders. Since December 1995, the principal source of funds for North American operations has been through the issuance of convertible debt securities. There are terms in certain of the agreements underlying these transactions which would make it more difficult to consummate similar such transactions in the future. There can be no assurance that the Company could access such funding or other funding sources in the future on commercially reasonable terms, if at all.

     With respect to Europe, the Company believes that its cash position of approximately $6.3 million is sufficient to fund operations beyond 1997.

Risk Factors

     Risk Associated with the HER-2/neu Gene-Based Test System

     In November 1995, an FDA advisory panel (the "Panel") made a recommendation against final approval of the Company's Pre-Market Approval ("PMA") application for the use of its HER-2/neu gene-based test system for diagnostic purposes. No assurance can be given that the Panel will reconsider its position or that the FDA will overturn the recommendation of the Panel or that the Company will obtain FDA approval for its HER-2/neu gene-based test system. The failure to obtain FDA approval for its HER-2/neu gene-based test system on a timely basis, or at all, would have a material and adverse effect on the Company's business, financial condition and results of operations. In the event that the Company receives FDA approval for its HER-2/neu gene-based test system, there can be no assurance that the Company will be capable of manufacturing the test system in commercial quantities at reasonable costs or marketing the product successfully, that the test system will be accepted by the medical community, or that the market demand for the test system will be sufficient to allow profitable sales.

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

     The University of California and its licensee, Vysis, Inc. ("Vysis"), filed suit against Oncor on September 5, 1995 for infringement of U.S. Patent No. 5,447,841 entitled Methods and Compositions for Chromosome Specific Staining which issued on that same date. The patent relates to a method of performing in situ hybridization using a blocking nucleic acid that is complementary to repetitive sequences. The Company has requested summary judgment of invalidity, non-infringement and unenforceability of the patent claims in suit. The University and Vysis have requested a summary judgment of infringement and validity. In January 1997, a summary judgment hearing was held but as of May 7, 1997, there had been no decision on the motions. A failure to successfully defend against or settle this suit may result in damages being assessed against the Company and an injunction against the sale of some of the Company's probes and genetic test kits.

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

     Investment in OncorMed and Codon

     The Company owns approximately 26% of the common stock of its publicly-traded affiliate, OncorMed, and 42% of the voting securities of its affiliate, Codon. The shares of common stock of both OncorMed and Codon held by the Company are not currently freely tradeable and no public market exists for the Common Stock of Codon. Therefore, there can be no assurance that the Company will be able to realize the economic benefit of its investment or predict the timing of such realization. The value of the Company's investment in OncorMed represents a significant portion of the total assets of the Company and such value fluctuates with the market price of OncorMed's common stock. Therefore, any event that has a material and adverse effect on the market price of the common stock of OncorMed will have a material and adverse effect on the value of the Company's investment in OncorMed. Although Stephen Turner, the Company's Chief Executive Officer, is a Director of OncorMed and the Company is a significant stockholder in OncorMed, the Company does not control the day-to-day operations and management of OncorMed and, therefore,
has little direct control over its operations and financial results.   Codon
will require additional financing in the future. The Company does not currently intend to provide a significant portion of such financing although the Company may provide additional financing in the future. The failure of Codon to obtain any required financing on acceptable terms could have a material and adverse effect on the value of the Company's investment in Codon.

     Other Factors

     Other factors that may affect the Company's business, financial condition and results of operations, include the Company's limited manufacturing, marketing and distribution experience, the level and availability of government funding, the Company's ability to attract and retain key personnel, potential health care reform measures and the availability of third-party reimbursement, potential product liability claims, and environmental risks.
Item 6.   Exhibits and Reports on Form 8-K.


a.   The following exhibits are filed as part of this report on Form 10-Q.

     27.  Financial Data Schedule.

     28.  Leases.

b.   Reports on Form 8-K.

     None.

                            SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ONCOR, INC.
                             (Registrant)


Date:  May 13, 1997
                           Stephen Turner, Chairman and Chief

                             Executive Officer



Date:  May 13, 1997        Cecil Kost, President and Chief
                             Operating Officer



Date:  May 13, 1997        John L. Coker, Vice President
                             of Finance and Administration,
                             Chief Financial Officer

                            SIGNATURES




    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           ONCOR, INC.
                           (Registrant)


Date:  May 13, 1997        /s/  Stephen Turner
                          Stephen Turner, Chairman and Chief
                            Executive Officer



Date:  May 13, 1997        /s/  Cecil Kost
                          Cecil Kost, President and Chief
                             Operating Officer



Date:  May 13, 1997        /s/  John L. Coker
                          John L. Coker, Vice President
                             of Finance and Administration,
                             Chief Financial Officer