Form 10-Q
period 1997-06-30
ONCOR INC
filed 1997-08-13
CIK 806637

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarter ended June 30, 1997

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


               YES  x                        NO


At July 31, 1997, there were 25,347,529 shares of Common Stock outstanding.


                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

     The unaudited consolidated balance sheet as of June 30, 1997, the audited consolidated balance sheet as of December 31, 1996 and the unaudited consolidated statements of operations for the three month and six month periods ended June 30, 1997 and 1996 and of cash flows for the six month periods ended June 30, 1997 and 1996 set forth below, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. Oncor, Inc. (the "Company")believes that the disclosures made are adequate to make the information presented not misleading.

     In the opinion of management of the Company, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of results for the periods presented. It is suggested that this financial information be read in conjunction with the Form 10-K, including "Item 1. Business Additional Risk Factors," filed with the Commission for the year ended December 31, 1996.

     The results for the second quarter and six months ended
June 30, 1997, presented in the accompanying financial statements, are not necessarily indicative of the results for the entire year. In addition, the results for the six month period ended June 30, 1996 have been restated to give effect to the accounting treatment for the Company's convertible debentures. See Note 5 of the Notes to Financial Statements.

                                ONCOR, INC.

                        CONSOLIDATED BALANCE SHEETS
                                                      As of
                                         ------------------------------
                                          June 30, 1997   Dec.31, 1996
                                            Unaudited
                                         --------------- --------------

                                     ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                  $6,190,337    $13,058,657
 Short-term investments, at market           2,998,685        388,504
 Restricted Cash                             1,895,268      5,432,478
 Accounts receivable, net of allowance
    for doubtful accounts of approxi-
    mately $382,000 and $372,000             2,043,638      2,401,639
 Receivable from Officer/Director              302,542        294,039
 Inventories                                 3,737,585      3,839,630
 Advances to affiliates                        622,198          -
 Other current assets                        1,456,946        863,060
                                          -------------  -------------
   Total current assets                     19,247,199     26,278,007
                                          -------------  -------------

NON-CURRENT ASSETS:
 Property and equipment, net                 4,573,737      5,044,270
 Deposits and other non-current assets         414,909        216,035
 Investment in and advances to
   affiliates                                2,153,602      3,213,548
 Intangible assets, net                      5,557,354      6,918,278
                                          -------------  -------------
   Total non-current assets                 12,699,602     15,392,131
                                          -------------  -------------

    Total assets                           $31,946,801    $41,670,138
                                          =============  =============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                           $2,207,731     $2,523,585
 Accrued expenses and other current
   liabilities                               1,583,235      1,656,900
 Current portion of long-term debt             466,635        719,337
                                          -------------  -------------
   Total current liabilities                 4,257,601      4,899,822
                                          -------------  -------------



NON-CURRENT LIABILITIES:
 Long-term debt                             11,395,852     10,386,110
 Deferred rent                                 406,061          -
                                          -------------  -------------
   Total non-current liabilities            11,801,913     10,386,110
                                          -------------  -------------

    Total liabilities                       16,059,514     15,285,932
                                          -------------  -------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN CONSOLIDATED
 SUBSIDIARY                                  2,844,721      3,040,119
                                          -------------  -------------

STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value, 1,000,000
   shares authorized, no shares issued           -              -
 Common stock, $.01 par value,
   50,000,000 shares authorized,
   25,426,938 and 24,214,349 issued;
   25,347,529 and 24,134,940 outstanding       254,269        242,143
 Common stock warrants outstanding             781,250        781,250
 Additional paid-in capital                131,642,633    125,327,438
 Deferred compensation                        (920,784)      (641,270)
 Unrealized gain on investments                    922            (94)
 Cumulative translation adjustment          (1,982,855)      (508,172)
 Accumulated deficit                      (116,512,357)  (101,636,696)
 Less - 79,409 shares of common stock
   held in treasury, at cost                  (220,512)      (220,512)
                                          -------------  -------------
   Total stockholders' equity               13,042,566     23,344,087
                                          -------------  -------------

    Total liabilities and
    stockholders' equity                   $31,946,801    $41,670,138
                                          =============  =============


           The accompanying notes are an integral part of these consolidated financial statements.

                                   ONCOR, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                Three Months Ended       Six Months Ended
                                     June 30,                June 30,
                            ------------------------ --------------------------

                                1997         1996         1997           1996
                                ----         ----         ----           ----
GROSS REVENUES:
  Product sales             $3,493,665   $3,900,521    $6,698,051    $7,823,893
  Grants and contracts         103,499      221,696       226,249       493,721
                           ------------ ------------  ------------ -------------

  Gross revenues             3,597,164    4,122,217     6,924,300     8,317,614

OPERATING EXPENSES:
  Direct cost of sales       2,235,574    2,510,866     4,165,623     4,923,981
  Product discontinuation
   costs                         -        1,975,000         -         1,975,000
  Amortization of
   intangibles                 289,320      337,767       596,439       682,146
  Selling, general and
   administrative            3,577,005    3,697,455     6,818,105     7,156,271
  Research and development   1,990,161    1,804,933     3,530,691     3,791,410
  Clinical and regulatory      655,981      511,994     1,112,147     1,004,273
                           ------------ ------------  ------------ -------------

  Total operating expenses   8,748,041   10,838,015    16,223,005    19,533,081
                           ------------ ------------  ------------ -------------

LOSS FROM OPERATIONS        (5,150,877)  (6,715,798)   (9,298,705)  (11,215,467)
                           ------------ ------------  ------------ -------------

OTHER INCOME (EXPENSE):
  Investment income            170,501       58,135       364,346       237,099
  Interest and other
   expenses, net (Note 5)   (1,053,930)    (795,932)   (3,799,853)   (1,456,627)
  Foreign exchange (loss)      (20,130)     (35,975)      (24,917)      (57,140)
  Equity in net loss of
   affiliates                 (817,445)    (952,744)   (2,116,532)   (2,549,516)
                          ------------- ------------ -------------  ------------
                            (1,721,004)  (1,726,516)   (5,576,956)   (3,826,184)

      Net loss             ($6,871,881) ($8,442,314) ($14,875,661) ($15,041,651)
                          ============= ============ =============  ============

NET LOSS PER SHARE              ($0.27)      ($0.37)      ($0.59)       ($0.67)
                          ============= ============ =============  ============
WEIGHTED-AVERAGE COMMON
  SHARES OUTSTANDING        25,293,839   23,025,997    25,081,010    22,420,711
                          ============= ============ =============  ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 ONCOR, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                          For the six months ended June 30,
                                          ---------------------------------
                                                1997             1996
                                          ---------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                 ($14,875,661)      ($15,041,651)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
      Issuance of common stock for
       interest and imputed interest of
       convertible notes                      2,800,000          1,319,708
      Issuance of common stock in
       connection with research and
       and development agreements               223,362            192,525
      Depreciation and amortization           1,230,428          1,457,903
      Non-cash product discontinuation            -              1,619,473
      Expenses for non-employee stock
       options                                  214,235              -
      Equity in net loss of affiliate
        and other                             2,137,115          2,549,516
      Changes in operating assets
       and liabilities:
        Accounts receivable                     217,244            970,262
        Inventories                             (57,682)           369,615
        Other current assets                   (641,828)          (355,378)
        Deposits and other non-current
         assets                                  24,465             17,113
        Accounts payable                       (636,168)          (207,507)
        Accrued expenses and other
         current liabilities                  1,268,225           (153,195)
        Deferred rent                           406,061            (18,223)
                                            -------------     -------------
        Net cash used in operating
         activities                          (7,690,204)        (7,279,839)
                                            -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment          (324,862)          (371,553)
  Purchase of stock in affiliate                  -               (300,000)
  Redemptions of investments                      -                777,105
  Purchases of investments                   (2,609,165)             -
                                            -------------     -------------
        Net cash provided by (used
         in) investing activities            (2,934,027)           105,552
                                            -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of stock options and warrants         37,634            558,518
  Reduction in restricted funds               3,537,210              -
  Offering costs of private placement             -                (54,100)
  Payment on bank loans                        (500,242)        (1,727,721)

  Loan to unconsolidated affiliate            (622,198)              -
  Proceeds from borrowings and
   issuance of warrants                       2,051,865            207,410
                                            -------------     -------------
         Net cash provided by (used in)
         financing activities                 4,504,269         (1,015,893)
                                            -------------     -------------

EFFECT OF CHANGE IN EXCHANGE RATE ON CASH      (748,358)           (20,331)
                                            -------------     -------------
  Net decrease in cash and cash
   equivalents                               (6,868,320)        (8,210,511)

CASH AND CASH EQUIVALENTS, beginning of
  the period                                 13,058,657         13,458,895
                                            -------------     -------------

CASH AND CASH EQUIVALENTS, end of the
  period                                     $6,190,337         $5,248,384
                                            =============     =============


           The accompanying notes are an integral part of these consolidated financial statements.


                           ONCOR, INC.

                  NOTES TO FINANCIAL STATEMENTS

                       AS OF JUNE 30, 1997
                           (Unaudited)


1.   Cash Equivalents and Investments

     Cash equivalents and investments consist primarily of funds invested in money market instruments, commercial paper and U.S. government treasury bills. Investments with maturities between three months and one year are classified as short-term investments. Investments in securities with original maturities of three months or less are considered cash equivalents. Approximately $1.0 million in restricted cash is pledged as collateral for a loan of an officer and director for an indefinite period of time. Cash of approximately $0.9 million is held in escrow until the settlement of a lawsuit brought by a former employee in France.

      Investments that are classified as available-for-sale securities are carried at fair market value. Unrealized holding gains and losses are excluded from earnings and reported as a net amount in a separate component of shareholders' equity until realized.


2.   Intangible Assets

     The intangible assets are the result of an acquisition made in 1994. They comprise (i)technology acquired, (ii) the estimated value of contractual positions, and (iii) the excess of the purchase price over the fair market value of the tangible assets acquired. The intangible assets are being amortized on a straight line method over periods of five to ten years, with a weighted average amortization period of eight years.


3.   Net Loss Per Share

     Net loss per share is determined using the weighted-average number of shares of Common Stock outstanding during the periods presented. The effects of options and warrants have not been considered since the effects would be antidilutive.

     The Financial Accounting Standards Board has issued Statement No. 128, Earnings Per Share. Statement 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement for all periods presented. Statement 128 is effective for financial statements issued after December 15, 1997 and requires restatement of prior years' earnings per share.

Since the effect of outstanding options is antidilutive, they have been excluded from the Company's computation of net loss per share. Accordingly, Statement 128 does not have an impact upon historical net loss per share as reported.


4.   Investments in Debt Securities at June 30, 1997

     The aggregate fair value of investments in debt securities as of June 30, 1997 is as follows:

          Government securities                 $  734,595
          Commercial paper                       2,971,657
                                                 ---------

                         Total:                 $3,706,252
                                                ==========

5.   Accounting for the Issuance of Convertible Debentures

     The unaudited financial position and results of operations for the unaudited quarter and six months ending June 30, 1996 has been restated to give effect to the accounting treatment announced in March 1997 by the staff of the Securities and Exchange Commission (SEC) at a meeting of the Emerging Issues Task Force relative to the method of accounting for beneficial conversion features of convertible debentures issued by the Company.

     In December 1995, August 1996, December 1996 and January 1997, the Company issued convertible debentures in private placements in exchange for cash of $7.0 million, $5.0 million, $8.0 million and $2.0 million, respectively. In each such issuance, the holders of the debentures had beneficial conversion rights to convert the debentures into common shares of the Company at established discounts to the quoted trading price of the shares in a period immediately preceding the dates of conversions.

     Under the recently announced accounting treatment, the value of the fixed discount, ranging from 15%-20% of the respective face value of the Company's issuances, has been reflected in the interest expense in an aggregate amount of $0.6 million and $2.8 million for the second quarter and six months of 1997, respectively, and $0.7 million and $1.2 million for the second quarter and six months of 1996, respectively. Such additional fixed discount has been accreted for the period from date of issuance through the actual or earliest conversion dates of the respective issuances.






     The effects of the restatement are:

     As originally reported:

                                   2nd Quarter        Six Months
                                      1996             Ended 1996
                                   -----------        ----------

       Interest and other
        expense, net              $  ( 80,934)      $   (232,627)
       Net loss                    (7,727,314)       (13,817,651)
       Net loss per share             (0.34)            (0.62)


     As restated:

                                   2nd Quarter         Six Months
                                     1996              Ended 1996
                                   -----------         ----------

       Interest and other
        expense, net              $  (795,932)       $(1,456,627)
       Net loss                    (8,442,314)       (15,041,651)
       Net loss per share             (0.37)            (0.67)


6.   Related Party Transactions

     During the second quarter of 1997, the Company agreed to increase the guarantee of a loan for an officer and director from $960,000 to $1,045,000.

     During the second quarter of 1997, the Company increased its advances to Codon Pharmaceuticals, Inc. (a 42%-owned affiliate) from $250,000 to $622,000.

7.   Contingency

     A former employee brought suit against the Company in France for approximately $0.3 million and instituted arbitration proceedings for $0.6 million, all related to the employee's termination. The plaintiff has obtained a ruling that the Company must retain in escrow an amount of funds equal to the aggregate amount of the claims. Such amounts are shown on the balance sheet as restricted cash. Counsel for the Company believes that the escrow of such amounts will be significantly reduced or eliminated in the second half of 1997. Management believes that the outcome of these matters will not be material to the results of operations or financial condition of the Company.

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

Results of Operations

     Consolidated products sales decreased 10% to $3.5 million for the second quarter of 1997, as compared to $3.9 million for the second quarter of 1996. The sales decrease was attributable largely to the discontinuation of certain product lines in the United States in 1996 and a decrease in the exchange rate of the French franc, compared to the value of the U.S. dollar.
After adjusting for the elimination of the sales of discontinued products in the US, sales of continuing products increased 18% from the second quarter of 1996 to the second quarter of 1997.

     Consolidated products sales decreased 14% to $6.7 million for the six months ended June 30, 1997, as compared to $7.8 million for the six months ended June 30, 1996, due largely to the discontinuation of product lines in the U.S. in 1996 and a decrease in the exchange rate of the French franc. After adjusting for the elimination of the sales of the discontinued products, sales of continuing products increased 11% from the second quarter of 1996 to the second quarter of 1997.

     Contract and grant revenue decreased 53% and 54% to $0.1 million and $0.2 million for the quarter and six months, respectively, ended June 30, 1997, as compared to $0.2 million and $0.5 million, respectively, for the corresponding periods in 1996. The contract and grant revenue decreased in 1997 due to the completion of a grant received from the U.S. National Institutes of Health. Application for renewal of the research grant has been made but there can be no assurance that such renewals will be granted.

     Gross profit as a percentage of product sales increased to 36.0% and 37.8% for the quarter and six months, respectively, ended June 30, 1997, from 35.6% and 37.1% for the corresponding periods in 1996. The increases in 1997 were due to the discontinuation of sales of lower profit product lines in the U.S., partially offset by a decrease in margins in Europe due to product mix changes and competitive pressures on margins and by the costs incurred for validating, regulating, and scaling up the initial stages of the manufacture of a controlled diagnostic product which still requires approval by the FDA for sale in the U.S.

     The product discontinuation costs in 1996 of $1,975,000 comprise the revaluation of inventory of discontinued products, charge off of goodwill associated with such products, and severance payments to employees terminated in conjunction with the plan. There were no product discontinuation costs in 1997.

     Amortization of intangible assets in 1997 and 1996 was due to the amortization of the portion of the purchase price of Appligene attributable to the value of intangible assets acquired, primarily for contracts, completed research projects, and the excess of the purchase price over the book value of the assets acquired. The decline in the amortization was due to the change in exchange rates and the completion of the amortization of completed research projects.

     Selling, general and administrative expenses decreased 3.3% to $3.6 million for the quarter ended June 30, 1997 from $3.7 million for the corresponding period in 1996 and decreased 4.7% to $6.8 million for the six months ended June 30, 1997 from $7.2 million in the six months ended June 30, 1996. The decreases were due to the beneficial effects of the discontinuation plan instituted in the second quarter of 1996 in the U.S., the change in exchange rates and a reduction in legal expenses associated with certain intellectual property issues. These decreases were partially offset by legal and other expenses associated with certain proposed strategic transactions and with a lawsuit brought by a former employee.

     Research and development expenses increased 10.3% to $2.0 million in the second quarter of 1997 from $1.8 million in the same period in 1996. The increase is due to an initial quarterly payment for a new collaboration research agreement signed with The John Hopkins University in 1997, more than offsetting the beneficial effects of the discontinuation plan and the change in exchange rates.

     Research and development expenses decreased 6.9% to $3.5 million in the first half of 1997 from $3.8 million in the first half of 1996. This decrease was due to the change in exchange rates and the effects of the discontinuation plan in the U.S., partially offset by an increase in research and development personnel costs in Europe to accelerate certain product development.

     Clinical and regulatory expenses increased $0.1 million for both the second quarter and first half of 1997 from the corresponding periods in 1996. These increases are due to the increased staff hired and the clinical trials performed to support the Company's applications for diagnostic products with the FDA and with the corresponding French regulatory agency.

     Other net non-operating expenses remained unchanged for the second quarter of 1997 compared to the corresponding quarter in 1996 and increased $1.8 million for the first half of 1997 compared to the corresponding period in 1996. This increase resulted primarily from increased interest expense due to amortization in the U.S. of the value of beneficial conversion features in issuances of convertible debentures in 1995 and 1996. In the six months ended June 30, 1997, interest and other expenses included a non-cash charge of $2.8 million compared to $1.2 million in the six months ended June 30, 1996. The value of the beneficial conversion features have been fully amortized and, thus, interest charges for these issuances will not continue past the second quarter of 1997. The increase in interest expenses was partially offset by a decrease of $0.4 million in the equity in net losses of affiliates. The Company's proportionate share of net losses attributable to Codon decreased due to a significant decrease in the Company's ownership percentage.

     As a result of the factors discussed above, net loss decreased to $6.9 million ($0.27 per share) in the second quarter of 1997 from $8.4 million ($0.37 per share) in the second quarter of 1996 and decreased to $14.9 million ($0.59 per share) in the first half of 1997 from $15.0 million ($0.67 per share) in the corresponding period in 1996.

Liquidity and Capital Resources

     The following table sets forth the most significant elements of the cash flows of the Company in the first six months of 1997
(in millions):

     Cash and liquid investments at January 1, 1997      $18.9

     Net cash loss from operations                        (7.7)

     Proceeds from issuance of debentures                  2.0

     Effects of foreign exchange rate adjustments         (0.7)

     Loan to unconsolidated affiliate                     (0.6)

     Purchases of equipment                               (0.3)

     Repayment of banks loans                             (0.5)
                                                         ------

     Cash and liquid investments at June 30, 1997        $11.1
                                                         ======

     Approximately $4.5 million of the cash and liquid investments at June 30, 1997 shown in the table set forth above is limited to fund operations of the Company's European subsidiary. In addition, approximately $1.9 million is currently restricted. A discussion of the elements of the table follows.

     The net cash loss from operations is the result of the losses of the Company discussed in "Results of Operations" above in this management's discussion and analysis.

     The proceeds of $2.0 million from the issuance of debentures was from a private placement completed in January. The effects of foreign exchange rate reflects the 12% decrease in the French franc compared to the U.S. dollar. The loan to the unconsolidated affiliate represents funds advanced to Codon to finance the operations of this affiliate.

     Purchases of equipment are for the on-going replacement of office and laboratory equipment; the Company expects such purchases to continue at this rate. Any substantial leasehold improvements which may be required in manufacturing facilities are expected to be funded by the Company's primary landlord in accordance with the Company's current lease agreements. The repayment of bank loans was made by a subsidiary to repay the obligation in full.

     The Company has available for use in operations in North America, where most of its cash losses occur, (i) approximately $6.6 million dollars at June 30, 1997, and (ii) an irrevocable commitment from a lending source in the amount of $3.0 million
expiring May 31, 1998.   Approximately $1.0 million of the cash
in North America is currently restricted and may not be available to fund the operations of the Company in the near future.

     The Company holds 2.0 million shares of common stock in OncorMed, Inc., a publicly traded affiliate of the Company, whose shares have traded in the past three months in the range of $5.00-$6.75 per share. The common stock of OncorMed can be sold only pursuant to restrictions imposed by the SEC such that the complete liquidation of the position likely would take a year or more. Trading activity in OncorMed stock is limited, which may further restrict the Company's ability to liquidate a significant portion of its position. The Company is contemplating offering to exchange a portion of its holdings of OncorMed shares for nearly all of the preferred and common shares of Codon Pharmaceuticals, Inc. ("Codon") which it does not currently own, thereby further reducing the number of OncorMed shares held by the Company which could be sold to generate cash.

     The cash losses in North America in the first half of 1997 were approximately $7.1 million. In addition, the Company has advanced approximately $0.6 million to Codon during that period. Oncor is considering alternative financing plans which have been proposed by financial institutions for the Company to raise funds to be invested in Codon for use in funding the future operations of Codon and repaying the amounts advanced to it by the Company. The Company anticipates concluding a financing for the purpose of investing the proceeds in Codon in the third quarter of 1997 and recovering its advances. There can be no assurance that such financing will be completed or that the advances will be recovered. The Company believes that it has sufficient sources of cash to fund operations through the remainder of 1997 but believes that it will need to raise funds or liquidate assets shortly thereafter.

     With respect to Europe, the Company believes that its cash position of approximately $4.5 million is sufficient to fund operations beyond 1997.

Risk Factors

     History of Operating Losses

     Oncor has not been profitable since its inception in July 1983. For the six months ended June 30, 1997, the Company incurred net losses of approximately $15 million. As of June 30, 1997, the accumulated deficit of the Company was approximately $117 million. The Company expects to incur additional substantial losses for at least the next 12 months. The Company is unable to predict when, or if, it will become profitable.

     Additional Financing Requirements and Access to Capital
     Funding

     The Company has expended and will continue to expend in the future substantial funds to continue the research and development of its products, conduct clinical trials, make capital expenditures, establish additional manufacturing capability, and market its products. The Company believes that its existing sources of funds will be adequate to finance its operations through 1997. This belief is based on the Company's current research and development plans, the current regulatory environment, historical industry experience in the development of biotechnology products and general economic conditions. However, the Company's cash requirements may vary materially from those now planned as a result of unforeseen changes that could consume a significant portion of the available resources before such time. To the extent that funds on hand and expected to be generated from the Company's operations are insufficient to meet current or planned operating requirements, the Company will seek to obtain additional funds through equity or debt financing, collaborative or other arrangements with corporate partners and others, and from other sources. No assurance can be given that additional financing will be available when needed or on terms acceptable to the Company. If adequate funds are not available, the Company likely will be materially and adversely affected.

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

     Patents and Proprietary Rights

     The Company's success will depend in large part on its, or its licensors', ability to obtain patents, defend its patents, maintain trade secrets and operate without infringing upon the proprietary rights of others, both in the United States and in foreign countries. The patent position of firms relying upon biotechnology is highly uncertain in general and involves complex legal and factual questions. To date there has emerged no consistent policy regarding the breadth of claims allowed in biotechnology patents or the degree of protection afforded under such patents. The Company relies on certain patents and pending United States and foreign patent applications relating to various aspects of its products. These patents and patent applications are either owned by the Company or rights under them are licensed to the Company. There can be no assurance that patents will issue as a result of any such pending applications or that, if issued, such patents will be sufficiently broad to afford protection against competitors with similar technology. In addition, there can be no assurance that any patents issued to the Company, or for which the Company has license rights, will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. The commercial success of the Company will also depend upon avoiding the infringement of patents issued to competitors and upon maintaining the technology licenses upon which certain of the Company's current products are, or any future products under development might be, based. Litigation, which could result in substantial cost to the Company, may be necessary to enforce the Company's patent and license rights or to determine the scope and validity of others' proprietary rights. If competitors of the Company prepare and file patent applications in the United States that claim technology also claimed by the Company, the Company may have to participate in interference proceedings declared by the United States Patent and Trademark Off ice ("PTO") to determine the priority of invention, which could result in substantial cost to the Company, even if the outcome is favorable to the Company. An adverse outcome could subject the Company to significant liabilities to third parties and require the Company to license disputed rights from third parties or cease using the technology. A United States patent application is maintained under conditions of confidentiality while the application is pending in the PTO, so that the Company cannot determine the inventions being claimed in pending patent applications filed by its competitors in the PTO. Further, United States patents do not provide any remedies for infringement that occurred before the patent is granted.

     The University of California and its licensee, Vysis, Inc. ("Vysis"), filed suit against Oncor on September 5, 1995 for infringement of U.S. Patent No. 5,447,841 entitled Methods and Compositions for Chromosome Specific Staining which issued on that same date. The patent relates to a method of performing in situ hybridization using a blocking nucleic acid that is complementary to repetitive sequences. The Company has requested summary judgment of invalidity, non-infringement and unenforceability of the patent claims in suit. The University and Vysis have requested a summary judgment of infringement and validity. In January 1997, a summary judgment hearing was held but as of August 10, 1997, there had been no decision on the motions. A failure to successfully defend against or settle this suit may result in damages being assessed against the Company and an injunction against the sale of some of the Company's probes and genetic test kits.

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

     Investment in OncorMed and Codon

     The Company owns approximately 26% of the common stock of its publicly-traded affiliate, OncorMed, and 42% of the voting securities of its affiliate, Codon. The shares of common stock of both OncorMed and Codon held by the Company are not currently freely tradeable and no public market exists for the Common Stock of Codon. Therefore, there can be no assurance that the Company will be able to realize the economic benefit of its investment or predict the timing of such realization. The value of the Company's investment in OncorMed represents a significant portion of the total assets of the Company and such value fluctuates with the market price of OncorMed's common stock. Therefore, any event that has a material and adverse effect on the market price of the common stock of OncorMed will have a material and adverse effect on the value of the Company's investment in OncorMed. Although Stephen Turner, the Company's Chief Executive Officer, is a Director of OncorMed and the Company is a significant stockholder in OncorMed, the Company does not control the day-to-day operations and management of OncorMed and, therefore, has little direct control over its operations and financial
results.   Codon will require additional funding in the future.
If the Company is successful in securing sufficient additional financing, it will likely fund the operations of Codon into the foreseeable future. The failure of the Company to obtain such financing on acceptable terms would have a material and adverse effect on the value of the Company's advances to Codon.

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


a.   The annual meeting of stockholders was held on June 25,1997.

b.   Motions before the stockholders:


     (1)  To elect seven directors.

     Stephen Turner                 Votes for          22,180,234
                                    Withheld              429,209

     Cecil Kost                     Votes for          22,393,734
                                    Withheld              215,709

     Timothy J. Triche              Votes for          22,441,969
                                    Withheld              167,474

     William H. Taylor II           Votes for          22,420,219
                                    Withheld              189,224

     Glenn W. Bartlett              Votes for          22,441,069
                                    Withheld              168,374

     Jose J. Coronas                Votes for          22,438,734
                                    Withheld              170,709

     Derace L. Schaffer             Votes for          22,440,469
                                    Withheld              168,974


     (2) To ratify the selection of Arthur Andersen LLP as independent public accountants of the Company for the year 1997.

          Votes for                 22,544,599
          Votes against                 21,551
          Abstain                       43,293

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


                           ONCOR, INC.
                          (Registrant)


Date:  August 13, 1997        /s/  Stephen Turner
                           Stephen Turner, Chairman and Chief
                             Executive Officer



Date:  August 13, 1997        /s/  Cecil Kost
                          Cecil Kost, President and Chief
                             Operating Officer



Date:  August 13, 1997        /s/  John L. Coker
                          John L. Coker, Vice President
                             of Finance and Administration,
                             Chief Financial Officer