Form 10-Q
period 1997-09-30
ONCOR INC
filed 1997-11-14
CIK 806637

               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarter ended September 30, 1997

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



               YES  x                        NO



At October 31, 1997, there were 25,957,133 shares of Common Stock outstanding.

                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

     The unaudited consolidated balance sheet as of September 30, 1997, the audited consolidated balance sheet as of December 31, 1996 and the unaudited consolidated statements of operations for the three month and nine month periods ended September 30, 1997 and 1996 and of cash flows for the nine month periods ended September 30, 1997 and 1996 set forth below, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. Oncor, Inc.(the "Company") believes that the disclosures made are adequate to make the information presented not misleading.

     In the opinion of management of the Company, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of results for the periods presented. Management suggests that this financial information be read in conjunction with the Form 10-K, including "Item 1. Business - Additional Risk Factors," filed with the Commission for the year ended December 31, 1996.

     The results for the third quarter and nine months ended September 30, 1997, presented in the accompanying financial statements, are not necessarily indicative of the results for the entire year. In addition, the results for the three and nine month periods ended September 30, 1996 have been restated to give effect to the accounting treatment for the Company's convertible debentures. See Note 5 of the Notes to Financial Statements.

                                ONCOR, INC.

                        CONSOLIDATED BALANCE SHEETS
                                                      As of
                                         ------------------------------
                                          Sept. 30, 1997   Dec.31, 1996
                                            Unaudited
                                         --------------- --------------

                                   ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                  $3,821,854    $13,058,657
 Short-term investments, at market             588,515        388,504
 Restricted Cash                             2,022,402      5,432,478
 Accounts receivable, net of allowance
   for doubtful accounts of approxi-
   mately $409,000 and $372,000              1,840,077      2,401,639
 Receivable from Officer/Director              302,542        294,039
 Inventories                                 3,720,436      3,839,630
 Advances to affiliates                      1,052,271          -
 Other current assets                        1,967,851        863,060
                                          -------------  -------------
   Total current assets                     15,315,948     26,278,007
                                          -------------  -------------

NON-CURRENT ASSETS:
 Property and equipment, net                 4,405,767      5,044,270
 Deposits and other non-current assets         403,098        216,035
 Investment in and advances to
   affiliates                                  715,751      3,213,548
 Intangible assets, net                      5,246,837      6,918,278
                                          -------------  -------------
   Total non-current assets                 10,771,453     15,392,131
                                          -------------  -------------

     Total assets                          $26,087,401    $41,670,138
                                          =============  =============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                           $2,357,049     $2,523,585
 Accrued expenses and other current
   liabilities                               2,264,866      1,656,900
 Current portion of long-term debt             460,751        719,337
                                          -------------  -------------
   Total current liabilities                 5,082,666      4,899,822
                                          -------------  -------------



NON-CURRENT LIABILITIES:
 Long-term debt                             10,855,586     10,386,110
 Deferred rent                                 389,142          -
                                          -------------  -------------
   Total non-current liabilities            11,244,728     10,386,110
                                          -------------  -------------

     Total liabilities                      16,327,394     15,285,932
                                          -------------  -------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN CONSOLIDATED
 SUBSIDIARY                                  2,718,534      3,040,119
                                          -------------  -------------

STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value, 1,000,000
   shares authorized, no shares issued           -              -
 Common stock, $.01 par value,
   50,000,000 shares authorized,
   25,645,189 and 24,214,349 issued;
   25,565,780 and 24,134,940 outstanding       256,452        242,143
 Common stock warrants outstanding             781,250        781,250
 Additional paid-in capital                132,718,835    125,327,438
 Deferred compensation                      (1,015,984)      (641,270)
 Unrealized gain on investments                 (2,225)           (94)
 Cumulative translation adjustment          (2,072,680)      (508,172)
 Accumulated deficit                      (123,403,663)  (101,636,696)
 Less - 79,409 shares of common stock
   held in treasury, at cost                  (220,512)      (220,512)
                                          -------------  -------------
   Total stockholders' equity                7,041,473     23,344,087
                                          -------------  -------------

     Total liabilities and
     stockholders' equity                  $26,087,401    $41,670,138
                                          =============  =============


           The accompanying notes are an integral part of these consolidated financial statements.



                                   ONCOR, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                Three Months Ended         Nine Months Ended
                                     Sept 30,                   Sept 30,
                            ------------------------ --------------------------

                                1997         1996         1997           1996
                                ----         ----         ----           ----
GROSS REVENUES:
  Product sales             $3,030,011   $3,975,376    $9,728,062   $11,799,269
  Grants and contracts          96,000       91,058       322,249       584,779
                           ------------ ------------  ------------ -------------

  Gross revenues             3,126,011    4,066,434    10,050,311    12,384,048

OPERATING EXPENSES:
  Direct cost of sales       2,026,705    2,345,051     6,192,328     7,269,032
  Product discontinuation
   costs                         -            -             -         1,975,000
  Amortization of
   intangibles                 281,073      332,394       877,512     1,014,540
  Selling, general and
   administrative            3,492,996    3,927,636    10,311,101    11,083,907
  Research and development   1,927,846    1,685,598     5,458,537     5,477,008
  Clinical and regulatory      376,413      432,035     1,488,560     1,436,308
                           ------------ ------------  ------------ -------------

  Total operating expenses   8,105,033    8,722,714    24,328,038    28,255,795
                           ------------ ------------  ------------ -------------

LOSS FROM OPERATIONS        (4,979,022)  (4,656,280)  (14,277,727)  (15,871,747)
                           ------------ ------------  ------------ -------------

OTHER INCOME (EXPENSE):
  Investment income             84,941      120,628       449,287       357,727
  Interest and other
    expenses, net (Note 5)  (1,135,843)    (822,733)   (4,935,696)   (2,279,360)
  Foreign exchange (loss)       (2,822)      29,579       (27,739)      (27,561)
  Equity in net loss of
    affiliates                (858,560)    (960,898)   (2,975,092)   (3,510,414)
                          ------------- ------------ -------------  ------------
                            (1,912,284)  (1,633,424)   (7,489,240)   (5,459,608)

      Net loss             ($6,891,306) ($6,289,704) ($21,766,967) ($21,331,355)
                          ============= ============ =============  ============

NET LOSS PER SHARE              ($0.27)      ($0.27)      ($0.86)       ($0.94)
                          ============= ============ =============  ============
WEIGHTED-AVERAGE COMMON
  SHARES OUTSTANDING        25,533,691   23,516,159    25,233,561    22,788,528
                          ============= ============ =============  ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ONCOR, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                          For the nine months ended Sept 30,
                                          ----------------------------------
                                                1997             1996
                                          ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                 ($21,766,967)      ($21,331,355)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Issuance of common stock for
       interest and imputed interest of
       convertible notes                      2,800,000          2,316,235
      Issuance of common stock warrants
       in stock of an affiliate for interest    881,250
      Issuance of common stock in
       connection with research and
       and development agreements               324,374            350,423
      Depreciation and amortization           1,913,470          2,191,983
      Gain on disposal of assets               (105,488)          (269,978)
      Non-cash product discontinuation            -              1,619,473
      Expenses for non-employee stock
       options                                  391,461              -
      Equity in net loss of affiliate
        and other                             2,995,675          3,510,403
      Changes in operating assets
       and liabilities:
         Accounts receivable                    399,044          1,165,700
         Inventories                            (50,126)           514,397
         Other current assets                (1,271,860)          (330,578)
         Deposits and other non-current
          assets                                 87,442              1,776
         Accounts payable                      (485,548)            44,998
         Accrued expenses and other
          current liabilities                 2,213,890           (623,734)
         Deferred rent                          389,142            (18,223)
                                            -------------     -------------
           Net cash used in operating
            activities                      (11,284,241)       (10,858,480)
                                            -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment          (566,038)          (500,605)
  Proceeds from disposal of assets                -                340,982
  Currency protection in Appligene
    agreement                                     -                (44,423)
  Purchase of stock in affiliate                  -               (300,000)
  Redemptions of investments                      -                149,907
  Purchases of investments                     (202,142)             -
                                            -------------     -------------
           Net cash provided by (used
            in) investing activities           (768,180)          (354,139)
                                            -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of stock options and warrants         37,634            658,535
  Proceeds from sales of stock of
    subsidiary                                    -              9,138,484
  Reduction in restricted funds               3,410,069              -
  Offering costs of private placement             -                (54,100)
  Payment on bank loans                        (614,465)        (2,497,243)
  Loan to unconsolidated affiliate           (1,290,239)              -
  Proceeds from borrowings and
    issuance of warrants                      2,052,420          5,207,410
                                            -------------     -------------
           Net cash provided by (used in)
            financing activities              3,595,419         12,453,086
                                            -------------     -------------

EFFECT OF CHANGE IN EXCHANGE RATE ON CASH      (779,801)          (372,106)
                                            -------------     -------------
  Net decrease in cash and cash
   equivalents                               (9,236,803)           868,361

CASH AND CASH EQUIVALENTS, beginning of
  the period                                 13,058,657         13,458,895
                                            -------------     -------------

CASH AND CASH EQUIVALENTS, end of the
  period                                     $3,821,854        $14,327,256
                                            =============     =============


           The accompanying notes are an integral part of these consolidated financial statements.

                           ONCOR, INC.

                  NOTES TO FINANCIAL STATEMENTS

                     AS OF SEPTEMBER 30, 1997
                           (Unaudited)


1.   Cash Equivalents and Investments

     Cash equivalents and investments consist primarily of funds invested in money market instruments, commercial paper and U.S. government treasury bills. Investments with maturities between three months and one year are classified as short-term investments. Investments in securities with original maturities of three months or less are considered cash equivalents. Approximately $1.0 million in restricted cash is pledged as collateral for a loan of an officer and director for an indefinite period of time. Cash of approximately another $1.0 million is held in escrow pursuant to a lawsuit brought by a former employee in France.

      Investments that are classified as available-for-sale securities are carried at fair market value. Unrealized holding gains and losses are excluded from earnings and reported as a net amount in a separate component of shareholders' equity until realized.


2.   Intangible Assets

     The intangible assets are the result of an acquisition made in 1994. They comprise (i) technology acquired,(ii) the estimated value of contractual positions, and (iii) the excess of the purchase price over the fair market value of the tangible assets acquired. The intangible assets are being amortized on a straight line method over periods of five to ten years, with a weighted average amortization period of eight years.


3.   Net Loss Per Share

     Net loss per share is determined using the weighted-average number of shares of Common Stock outstanding during the periods presented. The effects of options and warrants have not been considered since the effects would be antidilutive.

     The Financial Accounting Standards Board has issued
Statement No. 128, Earnings Per Share. Statement 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement for all periods presented. Statement
128 is effective for financial statements issued after December
15, 1997 and requires restatement of prior years' earnings per share. Since the effect of outstanding options is antidilutive, they have been excluded from the Company's computation of net loss per share. Accordingly, Statement 128 does not have an impact upon historical net loss per share as reported.


4.   Investments in Debt Securities at September 30, 1997

     The aggregate fair value of investments in debt securities, comprising commercial paper, as of September 30, 1997 was $497,611.


5.   Accounting for the Issuance of Convertible Debentures

     The unaudited financial position and results of operations for the quarter and nine months ending September 30, 1996 have been restated to give effect to the accounting treatment announced in March 1997 by the staff of the Securities and Exchange Commission (SEC) at a meeting of the Emerging Issues Task Force relative to the method of accounting for beneficial conversion features of convertible debentures issued by the Company.

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

     Under the recently announced accounting treatment, the value of the fixed discount, ranging from 15%-20% of the respective face value of the Company's issuances, has been reflected in the interest expense in an aggregate amount of $2.8 million for the nine months of 1997 with no interest expense recorded in the third quarter of 1997, and $0.9 million and $2.1 million for the third quarter and nine months of 1996, respectively. Such additional fixed discount has been accreted for the period from date of issuance through the actual or earliest conversion dates of the respective issuances.

     The effects of the restatement are:

     As originally reported:

                                   3rd Quarter        Nine Months
                                       1996           Ended 1996
                                   -----------        -----------

       Interest and other
        expense, net              $  ( 88,267)      $   (144,360)
       Net loss                    (5,378,704)       (19,196,355)
       Net loss per share             (0.23)            (0.85)


     As restated:

                                   3rd Quarter        Nine Months
                                      1996            Ended 1996
                                   -----------        -----------

       Interest and other
        expense, net              $  (822,733)       $(2,279,360)
       Net loss                    (6,289,704)       (21,331,355)
       Net loss per share             (0.27)            (0.94)


6.   Related Party Transactions

     During the third quarter of 1997, the Company increased its advances to Codon Pharmaceuticals, Inc. (a 42%-owned affiliate) from $622,000 to $1,290,000.


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


8.   Subsequent Event

     During the fourth quarter of 1997, the Company obtained an extension of $3.0 million in lines of credit until October 31, 1998 and borrowed $1.0 million from the lines. The line is secured by substantially all of the assets of the Company. The Company issued options to purchase 900,000 shares of OncorMed,

Inc. ("OncorMed," a 25% owned affiliate), held by the
Company in conjunction with establishing and extending these lines of credit. The Company has valued 300,000 of the options at approximately $0.9 million and recorded such amount as a charge to interest and other non-operating expense in the third
quarter of 1997.   Interest charges related to the value of the
remaining 600,000 options will be recorded in future periods over the line of credit term.

     In the fourth quarter of 1997, certain debenture holders elected to acquire additional shares exercising certain beneficial acquisition rights. A charge to interest of $0.2 million will be recognized in the fourth quarter in conjunction with this election. In future periods, similar non-cash charges, possibly in substantially larger amounts, could be incurred if the debenture holders elect to make additional such exercises.

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

Results of Operations

     Consolidated product sales decreased 24% to $3.0 million for the third quarter of 1997, as compared to $4.0 million for the third quarter of 1996. This sales decrease was attributable to the discontinuation of certain product lines in the U.S. in 1996 (-16%), a decrease in the exchange rate of the French franc compared to the U.S. dollar (-6%), and a decrease in sales of continuing products (-2%).

     Consolidated product sales decreased 18% to $9.7 million for the nine months ended September 30, 1997, as compared to $11.8 million for the nine months ended September 30, 1996, due to the discontinuation of certain product lines in the U.S. in 1996 (-20%) and a decrease in the exchange rate of the French franc compared to the U.S. dollar (-6%), partially offset by an increase in sales of continuing products (+8%).

     Contract and grant revenue remained unchanged in the third quarter of 1997 when compared to the third quarter of 1996, and decreased 45% to $0.3 million for the nine months ended September 30, 1997 as compared to $0.6 million for the corresponding period in 1996. The contract and grant revenue decreased in 1997 due to the completion of a grant received in 1995 from the National Institutes of Health (NIH). A new six month grant from NIH in the aggregate of $200,000 was awarded in the fourth quarter of 1997 and will be recognized as the funds are expended.

     Gross profit as a percentage of product sales decreased to 33.1% and 36.3% for the quarter and nine months, respectively, ended September 30, 1997, from 41.0% and 38.4% for the corresponding periods in 1996. The decreases in 1997 were due to a decrease in margins in Europe due to product mix changes and competitive pressures on margins and to costs incurred for validating, regulating, and scaling up the initial stages of the manufacture of a controlled diagnostic product which still requires approval by the FDA for sale in the U.S., partially offset by the discontinuation of sales of lower profit product lines in the U.S.

     The product discontinuation costs in 1996 of $1,975,000 comprise the revaluation of inventory of discontinued products, charge off of goodwill associated with such products, and severance payments to employees terminated in conjunction with the Company's discontinuation plan. There were no product discontinuation costs in 1997.

     Amortization of intangible assets in 1997 and 1996 was due to the amortization of the portion of the purchase price of Appligene attributable to the value of intangible assets acquired, primarily for contracts, completed research projects, and the excess of the purchase price over the book value of the assets acquired. The decline in the amortization in both periods presented for 1997 was due to the change in exchange rates and the completed research projects being fully amortized in the third quarter of 1996. The Company expects that such amortization will continue approximately at the rate recorded in the third quarter of 1997 for the next eight quarters.

     Selling, general and administrative expenses decreased 11.1% to $3.5 million for the quarter ended September 30, 1997 from $3.9 million for the corresponding period in 1996. The decrease was due to the change in the exchange rates and a reduction in legal expenses associated with certain intellectual property issues. These decreases were partially offset by consulting and other expenses associated with certain proposed financial and strategic transactions.

     Selling, general and administrative expenses decreased 6.9% to $10.3 million for the nine months ended September 30, 1997 from $11.1 million in the nine months ended September 30, 1996. The decrease was due to the beneficial effects of the discontinuation plan instituted in the second quarter of 1996 in the U.S., the change in the exchange rates and a reduction in legal expenses associated with certain intellectual property issues. These decreases were partially offset by legal and other expenses associated with certain proposed strategic transactions and with a lawsuit brought by a former employee.

     Research and development expenses increased 14.4% to $1.9 million in the third quarter of 1997 from $1.7 million in the same period in 1996. The increase resulted from the timing of the incurrence of intellectual property legal expenses associated with maintaining existing and prosecuting new patent filings. Research and development expenses remained unchanged in Europe in the third quarter of 1997. Research and development expenses remained level at $5.5 million for both the nine months ended September 30, 1996 and 1997.

     Clinical and regulatory expenses in the U.S. remained level for the third quarter of 1996 and 1997, and increased by 3.6% to $1.5 million for the nine months ended September 30, 1997 from $1.4 million in the nine months ended September 30, 1996. In the third quarter of 1997, the increased staff hired to support the Company's applications for diagnostic products with the FDA was offset by a decrease in consulting expenses from the third quarter of 1996. The increase for the first nine months was due to the increased staff hired to support the Company's applications for diagnostic products with the FDA and the clinical trials performed with the corresponding French regulatory agency.

     Other net non-operating expenses increased $0.3 million for the third quarter of 1997 compared to the corresponding quarter in 1996. The increase in the third quarter resulted primarily from the charge to interest for the valuation of the stock options issued in connection with a line of credit agreement. These interest charges are expected to continue through the fourth quarter of 1998, as additional options were issued in the fourth quarter of 1997 in connection with the line of credit agreement and their valuation of will be amortized over the life of the agreement.

     Other net non-operating expenses increased $2.0 million for the nine months ended September 30, 1997 compared to the corresponding period in 1996. In the nine months ended September 30, 1997, interest and other expenses included a non-cash charge of $2.8 million compared to $2.1 million in the nine months ended September 30, 1996 related to the value of certain beneficial conversion features in convertible debentures issued in August and December of 1996. The increase in interest expenses was partially offset by a decrease of $0.5 million in the equity in net losses of Codon due to a significant decrease in the Company's ownership percentage in Codon.

     In the fourth quarter of 1997, the Company expects to complete an exchange offer through which it would reacquire all or substantially all of the 58% equity interest in Codon currently held by others in exchange for approximately 1.65 million Oncor shares. At the completion of this transaction, Oncor expects to record a substantial portion of the purchase price to be written as incomplete research acquired thereby and thereafter will include 100% of the losses of Codon in its consolidated results of operations.

     In the fourth quarter of 1997, certain debenture holders elected to acquire additional shares exercising certain beneficial acquisition rights. A charge to interest of $0.2 million will be recognized in the fourth quarter in conjunction with this election. In future periods, similar non-cash charges, possibly in substantially larger amounts, could be incurred if the debenture holders elect to make additional such exercises.

     As a result of the factors discussed above, net loss increased to $6.9 million ($0.27 per share) in the third quarter of 1997 from $6.3 million ($0.27 per share) in the third quarter of 1996 and increased to $21.8 million ($0.86 per share) in the first nine months of 1997 from $21.3 million ($0.94 per share) in the corresponding period in 1996.

Liquidity and Capital Resources

     Overview

     The Company continues to experience significant cash flow shortfalls in North America and lacks the capital resources to continue its North American operations at present levels without securing substantial additional funding or selling significant corporate assets in the next few months. The Company is considering alternative forms of providing such funding. Absent such funding or sale, the successful completion of which cannot be assured, the Company will need to significantly reduce its cash loss from operations through the cessation of significant operating activities. See "Risk Factors - Additional Financing Requests and Access to Capital Funding."

     Analysis of Historical Cash Losses

     The following table sets forth the most significant elements of the cash flows of the Company in the first nine months of 1997
(in millions):

     Cash and liquid investments at January 1, 1997     $18.9

     Net cash loss                                      (11.3)

     Proceeds from issuance of debentures                 2.0

     Effects of foreign exchange rate adjustments        (0.8)

     Loan to unconsolidated affiliate                    (1.3)

     Purchases of equipment                              (0.6)

     Repayment of bank loans and other                    (0.5)
                                                         ------

     Cash and liquid investments at September 30, 1997   $ 6.4
                                                        ======

     Approximately $4.2 million of the cash and liquid investments at September 30, 1997 in the table set forth above is limited to fund operations of the Company's European subsidiary, of which $1.0 million is restricted. In addition, another approximately $1.0 million is currently restricted in North
America.  A discussion of the elements of the table follows.

     The net cash loss from operations is the result of the losses of the Company discussed in "Results of Operations" above in this management's discussion and analysis.

     The proceeds of $2.0 million from the issuance of debentures was from a private placement completed in January. The effects of foreign exchange rate reflects the 12 % decrease in the French franc compared to the U.S. dollar. The loan to the unconsolidated affiliate represents funds advanced to Codon to finance the operations of this affiliate. The Company expects such advances to continue at a rate of $0.6 million per quarter until such time, if ever, as Codon secures sufficient funding from third parties.

     Purchases of equipment are for the on-going replacement of office and laboratory equipment; the Company expects such purchases to increase as larger scale facilities are prepared for the anticipated manufacture of certain products. Any substantial leasehold improvements which may be required in manufacturing facilities are expected to be funded by the Company's primary landlord in accordance with the Company's current lease agreements. The repayment of bank loans was made by a subsidiary to repay the obligation in full.

     Current Cash Position in North America

     The Company has available for use in operations in North America, where most of its cash losses occur, (i) approximately $1.2 million dollars at September 1997 and (ii) a $3.0 million secured line of credit from a bank, subject to minimal lending conditions, expiring October 31, 1998, of which the Company borrowed $1.0 million after September 30, 1997. An additional approximately $1.0 million of the cash in North America is not included in available cash above because it is currently restricted and may not become available to fund the operations of the Company in the near future. The Company believes that it has sufficient sources of cash to fund operations through the remainder of 1997, but believes that it will need to raise funds or liquidate assets to fund North America operations after the end of 1997.

     Potential Cash Sources for North American Operations

     The Company is considering alternative forms of financing, including among others, equity or debt financing, sale of significant assets which may result from the previously announced retention of Lehman Brothers by the Company to explore strategic alternatives to increase stockholder value, including sale of the

Company, sale of publicly-traded OncorMed common stock, third party funding of Codon for future cash requirements and recovery of Oncor advances to Codon and other alternatives. There can be no assurance that any of such forms of financing can be completed by the Company in sufficient amounts in timely fashion on acceptable terms, or at all, which would have a material adverse effect on the Company. Even if completed, each of such financing alternatives may have certain terms, conditions or ramifications which may have a material adverse effect on the Company's business, financial condition and results of operations. For instance, any such equity financings likely will be dilutive to stockholders, and the terms of any debt financing, as does the existing line of credit, may require substantially all of the assets of the Company to be pledged as collateral, may involve warrant or equity dilution and/or may contain restrictive covenants which limit the Company's ability to pursue certain courses of action.

     The Company holds 2.0 million shares of common stock in OncorMed, Inc., a publicly traded affiliate of the Company, whose shares have traded in the past three months in the range of $6.75 to $7.75 per share. The Company is restricted from selling
0.9 million such shares in the public markets due to outstanding options it has issued pursuant to which the Company has offered to sell the shares to the option holders for $5.75 to $6.00 per share. While exercise of such options would generate cash of approximately $5.3 million, such exercise is outside the control of the Company. The remaining 1.1 million shares of common stock of OncorMed can be sold in the public markets only pursuant to restrictions imposed by the SEC such that the complete liquidation of this position in the public markets likely would take a year or more. Trading activity in OncorMed stock is limited, which would further restrict the Company's ability to liquidate a significant portion of its position. The Company is also considering attempting to secure a purchaser for a block of the stock in a private transaction.

     Cash Position in Europe

     With respect to Europe, the Company believes that its cash position of approximately $4.2 million is sufficient to fund operations for at least one year.

     Effort to Obtain Strategic Transaction

     In June 1997, the Company engaged Lehman Brothers to assist in securing strategic alliances, including the possible sale of the Company, which would, among other effects, alleviate the Company's cash requirements. The process is on-going, but to date no such alliances or sale has been concluded and there can be no assurance that any such transaction will be concluded.

Risk Factors

     History of Operating Losses

     Oncor has not been profitable since its inception in July 1983. For the nine months ended September 30, 1997, the Company incurred net losses of approximately $22 million. As of September 30, 1997, the accumulated deficit of the Company was approximately $123 million. The Company expects to incur additional substantial losses for at least for the next 12 months. The Company is unable to predict when, or if, it will become profitable.

     Additional Financing Requirements and Access to Capital
     Funding

     The Company has expended and will continue to expend in the future substantial funds to continue the research and development of its products, conduct clinical trials, make capital expenditures, establish additional manufacturing capability, and market its products. The Company believes that its existing sources of funds will be adequate to finance its operations through 1997, but believes it will need to raise funds or liquidate assets to fund North America operations after the end of 1997. The Company is considering alternative forms of financing, including among others, equity or debt financing, sale of significant assets which may result from the previously announced retention of Lehman Brothers by the Company to explore strategic alternatives to increase stockholder value, including sale of the Company, sale of publicly-traded OncorMed common stock, third party funding of Codon for future cash requirements and recovery of Oncor advances to Codon and other alternatives. There can be no assurance that any of such forms of financing can be completed by the Company in sufficient amounts in timely fashion on acceptable terms, or at all, which would have a material adverse effect on the Company. Even if completed, each of such financing alternatives may have certain terms, conditions or ramifications which may have a material adverse effect on the Company's business, financial condition and results of operations. For instance, any such equity financings likely will be dilutive to stockholders, and the terms of any debt financing, as does the existing line of credit, may require substantially all of the assets of the Company to be pledged as collateral, may involve warrant or equity dilution and/or may contain restrictive covenants which limit the Company's ability to pursue certain courses of action.

     Risk Associated with the HER-2/neu Gene-Based Test System

     In November 1995, an FDA advisory panel (the "Panel") made a recommendation against final approval of the Company's Pre-Market
Approval ("PMA") application for the use of its HER-2/neu gene-based test system for diagnostic purposes. Since then, the

Company has conducted additional tests and filed additional supplemental applications with the FDA. No assurance can be given that the FDA will overturn the recommendation of the Panel or that the Company will obtain FDA approval for its HER-2/neu gene-based test system. The failure to obtain FDA approval for its HER-2/neu gene-based test system on a timely basis, or at all, would have a material and adverse effect on the Company's business, financial condition and results of operations. In the event that the Company receives FDA approval for its HER-2/neu gene-based test system, there can be no assurance that the Company will be capable of manufacturing the test system in commercial quantities at reasonable costs or marketing the product successfully, that the test system will be accepted by the medical community, or that the market demand for the test system will be sufficient to allow profitable sales.

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

     Patents and Proprietary Rights

     The Company's success will depend in large part on its, or its licensors', ability to obtain patents, defend its patents, maintain trade secrets and operate without infringing upon the proprietary rights of others, both in the United States and in foreign countries. The patent position of firms relying upon biotechnology is highly uncertain in general and involves complex legal and factual questions. To date there has emerged no consistent policy regarding the breadth of claims allowed in biotechnology patents or the degree of protection afforded under such patents. The Company relies on certain patents and pending United States and foreign patent applications relating to various aspects of its products. These patents and patent applications are either owned by the Company or rights under them are licensed to the Company. There can be no assurance that patents will issue as a result of any such pending applications or that, if issued, such patents will be sufficiently broad to afford protection against competitors with similar technology.
In addition, there can be no assurance that any patents issued to the Company, or for which the Company has license rights, will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. The commercial success of the Company will also depend upon avoiding the infringement of patents issued to competitors and upon maintaining the technology licenses upon which certain of the Company's current products are, or any future products under development might be, based. Litigation, which could result in substantial cost to the Company, may be necessary to enforce the Company's patent and license rights or to determine the scope and validity of others' proprietary rights. If competitors of the Company prepare and file patent applications in the United States that claim technology also claimed by the Company, the Company may have to participate in interference proceedings declared by the United States Patent and Trademark Office ("PTO") to determine the priority of invention, which could result in substantial cost to the Company, even if the outcome is favorable to the Company. An adverse outcome could subject the Company to significant liabilities to third parties and require the Company to license disputed rights from third parties or cease using the technology. A United States patent application is maintained under conditions of confidentiality while the application is pending in the PTO, so that the Company cannot determine the inventions being claimed in pending patent applications filed by its competitors in the PTO. Further, United States patents do not provide any remedies for infringement that occurred before the patent is granted.

     The University of California and its licensee, Vysis, Inc. ("Vysis"), filed suit against Oncor on September 5, 1995 for infringement of U.S. Patent No. 5,447,841 entitled Methods and Compositions for Chromosome Specific Staining which issued on that same date. The patent relates to a method of performing in situ hybridization using a blocking nucleic acid that is complementary to repetitive sequences. The Company had requested summary judgment of invalidity, non-infringement and unenforceability of the patent claims in suit. The University and Vysis had requested a summary judgment of infringement and validity. On August 19, 1997 the Court (i) denied Vysis' motion for a summary judgment that the Company's unique sequence probes infringe the patent in suit, leaving that issue for trial, (ii) granted Vysis' motion for a summary judgment that the patent claims are novel and non-obvious over the prior art, (iii) granted Vysis' motion for a summary judgment that the Company's COATASOME brand probes, which represent approximately 5% of consolidated sales, infringe the patent in suit, and (iv) left for trial the issues of whether the patent in suit is invalid for failure to set forth the best mode and is unenforceable due to fraudulent procurement. On October 24, 1997, the Court additionally (i) granted the Company's request to amend its answer to plead an additional basis of unenforceability of the patent in suit, (ii) denied Vysis' request for additional discovery on the issue of infringement, and (iii) denied the Company's request for entry of a final judgment with respect to the Court's prior ruling of validity over the prior art. A trial date of April 20, 1998 has been set by the Court to adjudicate the remaining issues. A failure to successfully defend against or settle this suit would likely result in damages being assessed against the Company and may even result in an injunction against the sale of some of the Company's probes and genetic test kits, which could have a material adverse effect on the Company's business, financial condition and results of operation.

     The Company has licensed rights to inventions disclosed in United States and foreign patent applications relating to methods and probes for detecting the presence of the Fragile X syndrome. The Company believes that its licensors are original inventors and are entitled to patent protection in the United States, but the Company is aware that certain third parties also have filed patent applications in the United States and abroad and claim to be entitled to patents related to this technology. The Company has initiated an interference proceeding with these third parties in the PTO to resolve which party is entitled to a United States patent, if any. The application licensed by the Company is senior in the interference. The Company has settled the interference with respect to both of the other parties, and is awaiting a formal dismissal of the interference by the PTO. An unfavorable decision in such a proceeding could have an adverse effect on the Company.

     The Company is a party to an interference proceeding in the PTO with Beckman Instruments, Inc. regarding patent rights to the Company's TRI-AMP technology. The Company's patent application is junior in the interference. An unfavorable decision in such a proceeding could have an adverse effect on the Company.

     The Company currently has certain licenses from third parties and in the future may require additional licenses from other parties to develop, manufacture and market commercially viable products effectively. There can be no assurance that such licenses will be obtainable on commercially reasonable terms, if at all, that the patents underlying such licenses will be valid and enforceable or that the proprietary nature of the patented technology underlying such licenses will remain proprietary.

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

     Uncertainties Relating to Product Development

     The Company's currently saleable products have not been approved by the FDA and may be sold only for research purposes. The Company has undertaken to seek FDA approval for certain of these products, and may in the future undertake to seek such approval for other products, and substantial additional investment, laboratory development, clinical testing and FDA approval will be required prior to the commercialization of such products for diagnostic purposes. There can be no assurance that the Company will be successful in developing such existing or future products, that such products will prove to be efficacious in clinical trials, that required regulatory approvals can be obtained for such products, that such products, if developed and approved, will be capable of being manufactured in commercial quantities at reasonable costs, will be marketed successfully or will be accepted by the medical diagnostic community, or that market demand for such products will be sufficient to allow profitable operations.

     International Sales and Foreign Exchange Risk

     The Company derived approximately $8.7 million or 57% of its total product revenues, from customers outside of the United
States for the year ended December 31, 1996.  The
Company anticipates that a significant amount of its sales will take place in European countries and likely will be denominated in currencies other than the U.S. dollar. These sales may be adversely affected by changing economic conditions in foreign countries and by fluctuations in currency exchange rates. Any significant decline in the applicable rates of exchange could have a material adverse effect on the Company's business, financial condition and results of operations. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, lack of acceptance of products in foreign markets, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences, restrictions on repatriation of earnings and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a material adverse effect on the Company's future international revenues and, consequently, on the Company's business, financial condition and results of operations.

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

     Investment in OncorMed and Codon

     The Company owns approximately 25% of the common stock of its publicly-traded affiliate, OncorMed, and 42% of the voting securities of its affiliate, Codon. The Company has issued options to acquire approximately 45% of its position in OncorMed. Therefore, these shares are not available to be traded. The Company intends to reacquire all or substantially all of the stock of Codon not presently held by the Company. The shares of common stock of both OncorMed and Codon held by the Company are not currently freely tradeable and no public market exists for the common stock of Codon. Therefore, there can be no assurance that the Company will be able to realize the economic benefit of its investment or predict the timing of such realization. The value of the Company's investment in OncorMed represents a significant portion of the total assets of the Company and such value fluctuates with the market price of OncorMed's common stock. Therefore, any event that has a material and adverse effect on the market price of the common stock of OncorMed will have a material and adverse effect on the value of the Company's investment in OncorMed.

Although Stephen Turner, the Company's Chief Executive Officer, is a Director of OncorMed and the Company is a significant stockholder in OncorMed, the Company does not control the day-to-day operations and management of OncorMed and, therefore, has little direct control over its operations and financial results. Codon will continue to require additional funding in the immediate future.
The failure of Codon to obtain such financing on acceptable terms would have a material and adverse effect on the value of the Company's investment in and advances to Codon.


     Other Factors

     Other factors that may affect the Company's business, financial condition and results of operations, include the Company's limited manufacturing, marketing and distribution experience, the level and availability of government funding, the Company's ability to attract and retain key personnel, potential health care reform measures and the availability of third-party reimbursement, potential product liability claims, and environmental risks.

Item 4.   Election of Chairman of the Board of Directors.

a. A meeting of the Company's Board of Directors was held on September 29, 1997. At that meeting, the Board accepted the resignation of Stephen Turner as Chairman of the Board and elected Jose J. Coronas to that position.

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


                           ONCOR, INC.
                          (Registrant)


Date:  November 14, 1997        /s/  Stephen Turner
                           Stephen Turner, Chairman and Chief
                             Executive Officer



Date:  November 14, 1997        /s/  Cecil Kost
                          Cecil Kost, President and Chief
                             Operating Officer



Date:  November 14, 1997        /s/  John L. Coker
                          John L. Coker, Vice President
                             of Finance and Administration,
                             Chief Financial Officer