Form 10-K
period 1997-12-31
ONCOR INC
filed 1998-03-27
CIK 806637

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1997

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

                        YES  x   NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.

At February 28, 1998, there were 28,028,366 shares of Common Stock outstanding. The aggregate market value of the voting stock held by non-affiliates was approximately $115,576,825 at that date. Document incorporated by reference: Proxy Statement of Oncor, Inc. relative to the Annual Meeting of Shareholders to be held in June 1998, which is incorporated into Part III of this Form 10-K.
                       TABLE OF CONTENTS


                              PART I
Item                                                        Page

1.   Business. . . . . . . . . . . . . . . . . . . . . . . .1

2.   Properties. . . . . . . . . . . . . . . . . . . . . . .28

3.   Legal Proceedings . . . . . . . . . . . . . . . . . . .28

4.   Submission of Matters to a Vote of Security Holders . .29


                             PART II

5.   Market for Registrant's Common Equity
     and Related Stockholder Matters . . . . . . . . . . . .30

6.   Selected Consolidated Financial Data. . . . . . . . . .31

7.   Management's Discussion and Analysis of
     Financial Condition and Results of Operation. . . . . .32

8.   Consolidated Financial Statements
     and Supplementary Data. . . . . . . . . . . . . . . . .41

9.   Changes in and Disagreements on Accounting
     and Financial Disclosure. . . . . . . . . . . . . . . .41

                             PART III

10.  Directors and Executive Officers of the Registrant. . .42

11.  Executive Compensation. . . . . . . . . . . . . . . . .42

12.  Security Ownership of Certain
     Beneficial Owners and Management. . . . . . . . . . . .42

13.  Certain Relationships and Related Transactions. . . . .42

                             PART IV

14.  Exhibits, Financial Statement Schedules,
     and Reports on Form 8-K . . . . . . . . . . . . . . . .43

     Signatures. . . . . . . . . . . . . . . . . . . . . . .47

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

     The Company develops, produces and markets cancer-oriented genetic probes, related reagents, molecular biology products, and diagnostic products. The Company is conducting preclinical studies for detection tests for certain leukemias, bladder cancer, lung cancer and certain blood cancers. Oncor is also developing or improving genetic test systems for the detection and management of significant life-threatening cancers, including breast cancer, bladder cancer, lung cancer and certain blood cancers. In addition to its genetic test systems, the Company currently manufactures and markets for research purposes nearly 200 genetic probes to specific human genes, with related reagents and instrumentation, and a wide array of molecular biology products. The Company currently sells its products to over 1,700 customers worldwide.

     The Company is actively seeking the sale or other conveyance of its two non-strategic business units: research products and non-oncology genetic probe systems. If either division is disposed of, the scope of the Company's business, its number of products and number of customers will be reduced significantly. If both units are disposed of, its INFORM(TM) HER-2/neu diagnostic test may be its sole remaining product presently marketed to North America, which currently is sold to a limited number of customers. The Company expects that the disposal of each of these units will result in a significant decrease in the number of employees in the Company, through assimilation by the acquiring entity or by termination. All information provided in this Business section should be read in conjunction with these plans.

     In February 1994, the Company filed a Premarket Approval ("PMA") application with the United States Food and Drug Administration (the "FDA") for its Her-2/neu amplification test system for the characterization of breast cancer prognosis. In November 1996, the Company underwent a successful FDA inspection for the conduct of its clinical trials for the INFORM(TM) HER-2/neu test. In June 1997, the Company completed clinical, reproducibility and training requirements requested by FDA and submitted the results of the studies to the FDA. Additionally in June 1997, FDA completed its pre-PMA inspection of the Company's manufacturing and quality systems. Based on the results of the inspection, the PMA was recommended for approval by the Inspection District Office. In December 1997, the PMA for the Oncor INFORM(TM) HER-2/neu Gene Detection System was approved for marketing by FDA. The product was launched within 30 days of approval following submission of copies of the final labeling to the FDA. There can be no assurance that the Company will be capable of manufacturing the test system in commercial quantities at reasonable costs or marketing the product successfully, that the test system will be accepted by the medical diagnostic community, or that the market demand for the test system will be sufficient to allow profitable sales.

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

     The Company has established agreements with numerous academic and research institutions which provide (or have provided) the Company with certain exclusive commercial rights to inventions relating to specific genes and other genetic technologies. These institutions include The Johns Hopkins University School of Medicine ("Johns Hopkins"), University of Chicago, The Children's Hospital of Philadelphia, Yale University, the Massachusetts General Hospital, University of Utah and Princeton University.

     The Company is currently evaluating its institutional agreements with a view toward significantly reducing the expenses associated with maintaining them. Accordingly, management expects that the number and scope of these agreements will be reduced significantly in the near future, consistent with the terms of each such agreement.

Products

     The Company's principal products include: (1) the INFORM(TM) HER-2/neu Gene Detection System for the prognosis of breast cancer, (2) integrated research genetic test systems containing one or more genetic probes (also sold separately) together with the reagents, slides and other materials necessary to perform genetic analysis, and (3) molecular biology reagents, enzymes and instruments for the research market. The Company also sells the individual genetic test system components as required by its customers. The Company's genetic test systems generally incorporate in situ hybridization techniques. Enhancing the speed and reliability of these techniques and developing novel succeeding technologies have been major focuses of the Company.

     The Company's FDA approved product is marketed worldwide for in vitro diagnostic use. However, the majority of the Company's products are currently sold for research purposes only and, accordingly, do not require approval or clearance by the FDA or by any similar foreign authority. However, the Company plans to obtain FDA approval or clearance for the clinical use of a number of these products. No assurance can be given that the Company will obtain FDA approval for any of its products or that the FDA will continue to allow widespread marketing of research products without certification.

     In July 1996, the Company announced a plan to discontinue or suspend the development, manufacture and marketing of certain products in certain geographic regions in which net margins for these products in these regions historically have been low. Such products and regions included the entire biological imaging product line and much of the products developed and manufactured by Appligene S.A., the Company's European operating subsidiary ("Appligene") as they relate to sale in the United States. In addition, the Company has suspended the manufacture and marketing of its B/T Blue Gene Rearrangement Test System (B/T Blue) in order to complete the reconfiguration of the product and the submission of the required documentation with the FDA. The Company has also constructively withdrawn its current PMA filing at the FDA for its leukemia detection test for Chronic Myelogenous Leukemia ("CML") and its test system for the detection of certain strains of Human Papilloma Virus ("HPV"), in order to (i) respond to requests and questions provided by the FDA and (ii) consider the possible reconfiguration of the test system and resubmission of a PMA or alternate regulatory pathway for marketing. With respect to the B/T Blue, CML, and HPV test systems, the Company cannot predict when or if it will complete these reconfigurations and submissions, or that, if such submissions would receive FDA approval on a timely basis, if at all.

     Through its in-house research and development efforts, along with collaborations with human genome research centers, Oncor has assembled, and is developing, a portfolio of genetic test systems and enabling technologies. Set forth below are descriptions of the Company's principal genetic test systems and related products currently being sold or under development.

     Breast Cancer

     The Company has developed a genetic test system to identify Her-2/neu gene amplification, an independent marker of breast cancer aggressiveness. The Company believes the presence of Her-2/neu amplification is indicative of clinically aggressive breast cancer, even in apparent localized tumors, predicting which tumors may recur.

     The Company completed clinical trials of its Her-2/neu amplification test system for breast cancer and filed a PMA application in February 1994. In November 1996, the Company underwent a successful FDA inspection of the conduct of its clinical trials for the INFORM(TM) HER-2/neu test. In June 1997, the Company completed clinical, reproducibility and training requirements requested by FDA and submitted the results of the studies to the FDA. Additionally in June 1997, FDA completed its pre-PMA inspection of the Company's manufacturing and quality systems. Based on the results of the inspection, the PMA was recommended for approval by the Inspection District Office. In December 1997, the PMA for the Oncor INFORM(TM) HER-2/neu Gene Detection System was approved for marketing by FDA. The product was launched within 30 days of approval following submission of
copies of the final labeling to the FDA.   There can be no
assurance that the Company will be capable of manufacturing the test system in commercial quantities at reasonable costs or marketing the product successfully, that the test system will be accepted by the medical diagnostic community, or that the market demand for the test system will be sufficient to allow profitable sales. The Company also has approval to market its INFORM(TM) Her-2/neu genetic test system for diagnostic use in Australia, Austria, Canada, Denmark, Germany, Ireland, Luxembourg, The Netherlands, Sweden, Switzerland and the United Kingdom and commenced marketing for diagnostic purposes in these countries in 1997.

     In 1997, the Company terminated an exclusive world-wide license and a sponsored research agreement with Tel Aviv
University's Sackler School of Medicine ("Sackler") with respect quantities of p43 antigen in human blood, once considered to be a breast cancer marker.

     Cervical Cancer

     The Company has developed a test system for the detection of certain strains of Human Papilloma Virus ("HPV") in cervical tissue samples. Such strains of HPV are widely believed to be linked to the onset of cervical cancer. The Company filed a PMA application with and received a letter of approvability from the FDA with respect to the test system, with final approval dependent upon completion of a pre-approval inspection and submission of final labeling within 180 days of the letter. The Company thereafter has reconfigured the test system to facilitate automation and integration of the test with automated Pap Smear testing. Pursuant to this reconfiguration, the PMA application on file with FDA is considered to have been constructively withdrawn until at which time the Company conducts, among other things, additional clinical trials and refiles the PMA application with the additional information. The Company currently is seeking to establish a cooperative arrangement with one or more companies involved in providing the capability for automated Pap Smear testing. There can be no assurance that such PMA will be filed on a timely basis, if at all, or if so filed, will be approved by the FDA on a timely basis, if at all. Furthermore, there can be no assurance that the Company will be successful in securing a cooperative arrangement with respect to the further development, testing and filing requirements for the test. The Company believes that it could not successfully undertake development of an automated and integrated HPV test system in the absence of such a cooperative agreement.

     Bladder Cancer

     The Company has acquired exclusive rights to certain published technologies from Johns Hopkins which the Company believes may be beneficial in developing a bladder cancer screening test. Johns Hopkins has filed U.S. and foreign patent applications relating to this technology. There can be no assurance that patents will issue as a result of any such pending applications or that, if issued, such patents will be sufficiently broad to afford protection against competitors with similar technology. In addition, there can be no assurance that any patents issued to the Company, or for which the Company has license rights, will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. Plans are in progress to incorporate these technologies into preclinical and clinical trials, and a 4-site pre-clinical trial has begun to provide additional validation data for this assay approach.
     Lung Cancer

     The Company and Johns Hopkins are actively pursuing the discovery of genetic changes associated with the early detection of lung cancer under a collaboration research and licensing agreement. The objective is the development of a method to detect the associated specific genetic events in sputum samples at an early stage. In October 1996 and March 1998, U.S. Patent Nos. 5,561,041 and 5,726,019, respectively, were issued to Johns Hopkins which relate to this technology, which is licensed exclusively to the Company. In September 1997, the Company received a $100,000 SBIR grant from the National Cancer Institute to conduct feasibility studies on a unique approach to detection of rare cancer cells containing point mutations in the ras or p53 genes. Successful completion of this work in 1998 will be required for commercialization of this test for early detection of lung cancer. There are no assurances that this development work will result in a product at this time.

     Breast, Prostate and Colon Cancer   Molecular Staging Assay

     In March 1994, the Company acquired an exclusive worldwide license from Johns Hopkins for a test that will detect small numbers of metastatic cancer cells in surgical sections and lymph nodes. Johns Hopkins has filed U.S. and foreign patent applications for this technology. There can be no assurance that patents will issue as a result of any such pending applications or that, if issued, such patents will be sufficiently broad to afford protection against competitors with similar technology.
In addition, there can be no assurance that any patents issued to the Company, or for which the Company has license rights, will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. The test is more sensitive than current methods and could have broad-based implications in the staging and management of all solid tumors. The test is being offered for clinical service by OncorMed, Inc. ("OncorMed"), the Company's medical services affiliate, for application in the detection and management of breast, colon and prostate cancers.

     TriAmp(TM) Amplification Technology

     The Company has developed a proprietary technology for the
targeted amplification of DNA sequences.   A U.S. patent relating
to the technology was issued in January 1997. The Company is a party to an interference proceeding declared by the PTO involving Beckman Instruments, Inc.'s ("Beckman") and the Company's claims regarding that application. There can be no assurance as to the length of time for a decision to be rendered, or the nature of the decision, in this interference proceeding or any potential appeal therefrom. If it is determined that Beckman's patent claims have priority over the Company's claims, the Company may have no patent claim or protection with respect to the Company's TRI-AMP(TM) technology, which could prevent or limit the Company's ability to commercialize the Company's TRI-AMP(TM) technology, absent a license from Beckman. This could have a material and adverse effect on the Company's business, financial condition or results of operations. The Company has chosen not to contest priority in the interference.

     Sunrise Primers and Rolling Circle Amplification

     The Company has developed a family of proprietary technologies for the direct, quantitative analysis of nucleic acid amplification reactions. Certain of these technologies permit real-time quantitation of nucleic acid amplification techniques in a closed-tube format without the need for any post-amplification steps. Oncor announced a licensing agreement in October 1997 with R&D Systems which will enable them to distribute Oncor's Sunrise(TM) technology in kits to measure cytokine mRNA. Another agreement was signed with Becton
Dickinson in March 1998, for the use of Sunrise(TM) technology in their diagnostic products. On March 16, 1998, Oncor announced it had secured certain rights to a novel amplification technology called Rolling Circle Amplification Technology ("RCAT") from Yale University in the fields of cancer, infectious disease, molecular genotyping and pharmacogenetics for diagnostic purposes. Oncor will also participate in a three-member limited liability company along with Yale and Molecular Staging, Inc. to further commercialize RCAT through sublicenses. Several U.S. patent applications relating to the technologies are pending. In 1997, the Company received two SBIR grants from the NIH to support further development of the Sunrise(TM) technology and the RCAT.

     Methylation

     The Company has licensed exclusively from Johns Hopkins a proprietary technology for determining the methylation status of specific genes. A U.S. patent application relating to the technology is pending and has been allowed. The expression of certain cancer related genes, including certain tumor suppressor genes and cell life cycle genes, is known to be influenced by the methylation status of certain regions within the genes. Oncor began marketing, for research use only, kits to measure methylation status early in 1997.

     Other Products

     In addition to the genetic test systems for specific cancers and genetic diseases, the Company currently manufactures and sells nearly 200 other genetic probes to specific regions (chromosomes, loci or genes) for research purposes. In addition to genetic probes, the Company manufactures and markets for research purposes reagents and solutions for use in hybridization procedures, reagents for the extraction of DNA samples from blood and solid tissue, as well as various DNA labeling kits. There is no assurance that the FDA will allow continued marketing of research use products except to certified research parties. OncorMed

     As more fully described in Note 5 to the accompanying consolidated financial statements, OncorMed, the Company's medical services affiliate, has completed two public offerings of its common stock, first in October 1994, then in February 1996. As a result, the Company's ownership interest was reduced to approximately 40% of the outstanding common stock in 1994 and 29% in 1996. In February 1997, OncorMed was granted a non-exclusive license in exchange for approximately 0.7 million shares of stock, and the Company's ownership interest was subsequently reduced to 25%. Accordingly, OncorMed is no longer a consolidated subsidiary of the Company. OncorMed continues to develop its genetic risk assessment, early cancer detection and other genetic services around technologies developed by OncorMed or licensed from others, including Oncor.

Codon (formerly known as OncorPharm)

     As more fully described in Note 5 to the accompanying consolidated financial statements, Codon Pharmaceuticals, Inc. ("Codon")(formerly known as OncorPharm, Inc.), the Company's therapeutic affiliate, completed rounds of private equity financing in April 1995 and in April 1996. As a result, beginning in 1996, the Company's ownership interest was reduced to approximately 42% of Codon's outstanding capital stock and remained at that level throughout 1997. Accordingly, for the fiscal periods presented in the accompanying financial statements, Codon was not a consolidated subsidiary of the Company. Codon is undertaking research activities in an effort to develop gene-repair compounds and other genetic therapies, based on technologies acquired, directly or indirectly, by exclusive license from Princeton University, Yale University and Johns Hopkins. In February 1998, the Company exchanged approximately 1.65 million shares of its common stock for all the outstanding shares of Codon not held by the Company. The effect of this transaction was to increase the Company's ownership of Codon to 100%.

Appligene

     In September 1994, the Company acquired substantially all of the outstanding capital stock of Appligene. In July 1996, Appligene completed an initial public offering of its common stock in France, thereby reducing the Company's ownership interest to approximately 80%. Appligene develops, manufactures and markets a variety of molecular biology products, most significantly restriction enzymes, and markets related apparatus and equipment. The principal markets for Appligene's products are in Europe, including the United Kingdom. Oncor markets its products for research and diagnostic purposes in Europe through Appligene's direct sales force and distributors.
Research and Development

     The Company conducts the majority of its research and development activities through its own staff and facilities. The Company currently has 40 employees engaged in research and development, including 34 with Ph.D.'s. The Company's in-house research and development efforts are focused primarily on the development of new genetic test systems, new genetic probes, probe labeling and detection techniques, reagent chemistries, sequencing products, amplification methods and cellular rare event detection.

     In addition to its in-house research programs, the Company collaborates with academic and research institutions to support research in areas of interest to the Company. In particular, all of the clinical testing required to support the Company's FDA approval applications are conducted by outside clinical research institutions. Typically under these arrangements, the Company's personnel in conjunction with consultants to the Company establish a clinical testing protocol, monitor the performance of the institution in implementing that protocol and, if necessary, prepare the associated documentation, statistical analysis and submission of results to the FDA. The Company usually pays the costs of the outside institution associated with conducting and reporting the results of the clinical trials.
     In addition, the Company occasionally licenses from third parties the rights to certain genetic probes and other technologies that it incorporates in its products or uses in its research and development efforts. See "Business - Proprietary Rights and Licenses."

Sales and Marketing

     The Company has direct sales forces in Europe and the United States, aggregating approximately 32 employees, and is supported by field application specialists and in-house technical services personnel. The Company currently markets its products through its sales forces to over 1,700 customers in the United States and Europe, to clinical and research laboratories for research purposes. These customers include laboratory directors at centers that analyze tumors, genetic laboratories that perform chromosomal analysis and academic research laboratories. In other regions of the world, the Company sells its products through research product distributors. The list prices of the Company's genetic test systems range from approximately $15 to $110 per test. The tests are typically purchased on a recurring basis.

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

     The marketing plan for the INFORM(TM) HER-2/neu Gene
Detection System includes convincing medical oncologists, surgical oncologists, pathologists and patients of the value of the Company's FDA approved assay.

     The Company's strategy to create demand focused on clear promotion of INFORM(TM) through direct sales contact by the Company's sales representatives, advertising in key oncology and pathology journals and consumer periodicals, establishing standardization with large oncology groups, and working with breast cancer advocacy groups. The Company's web site acts as a source of information and direction 24 hours a day.

     The Company has a number of ongoing discussions with oncology cooperative groups, individual investigators, major reference labs and pharmaceutical companies on clinical studies planned to investigate the further clinical utility of INFORM(TM).

     The Company has added both reimbursement and clinical expertise to its marketing plan with the addition of Comprehensive Reimbursement Consultants and Ask the Pharmacist, Inc. These two organizations are extending the Company's reach to help its customers more readily use INFORM(TM) on a regular basis. The Company is planning to extend its marketing reach with co-marketing efforts from other aligned diagnostic and oncology focused companies.

     The Company will be present with INFORM(TM) at all the major
U.S. oncology trade shows to demonstrate its commitment to provide exposure, support and education to the Company's key customers.

     In the U.S., the Company presently has 11 sales representatives and several marketing personnel supporting the launch and commercialization of INFORM(TM). These sales representatives are also in a position to expand the present usage of the Company's existing oncology genetic line with these same key customers.

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

Government Regulation

     Those of the Company's products that are intended for research purposes only, as opposed to clinical diagnostic applications, and which are labeled and sold as such, may currently be marketed in the United States and most foreign markets. However, the manufacture, distribution and sale of the Company's products in the United States for clinical diagnostic purposes requires prior authorization by the FDA. The FDA and similar agencies in foreign countries, especially France and Japan, have promulgated substantial regulations which apply to the testing, marketing, import, export and manufacturing of diagnostic products. In order to obtain FDA approval (marketing clearance) of a new product for diagnostic purposes, the Company will be required to submit evidence of the safety and efficacy of the product. Alternatively, the Company could pursue FDA Pre-Market Notification (510(k) application) for selected products, requiring that the Company submit evidence of substantial equivalence to previously marketed products. Both types of submissions typically entail providing evidence established through extensive clinical and laboratory tests and demonstrations of compliance with FDA Good Manufacturing
Practices ("GMP") regulations. The testing, preparation of necessary applications and response to the FDA in their processing of those applications is expensive and time consuming.

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

     After product approvals have been received, they may still be withdrawn by the FDA if compliance with regulatory standards is not maintained or if substantial problems occur after the product reaches the market. The FDA may require post-marketing surveillance programs to monitor products which have been commercialized, and has the power to prevent or limit further marketing of the products based on the results of these post-marketing programs. In addition, prior to obtaining FDA marketing approval or clearance for each product and, on a continuing basis, the FDA must, under the Food, Drug and Cosmetic Act, inspect the manufacturing facilities and procedures for compliance with its GMP regulations.
     Effective in November 1998, a third method for marketing, specifically via Analyte Specific Reagents ("ASRs"), will be available to FDA regulated in vitro diagnostic companies. ASRs do not require a submission to FDA prior to marketing, however, they do require compliance with FDA current Good Manufacturing Practices along with other specified labeling restrictions and reporting requirements. Some of the Company's products may qualify for marketing as ASRs.

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

     Any change in governmental regulations or in the interpretation thereof could have a material adverse effect on the Company. The Company is subject to regulation by other agencies in addition to the FDA, including the Environmental Protection Agency, the Occupational Safety and Health Administration, the Nuclear Regulatory Commission and the equivalent state and local regulatory agencies. The Company believes that it is in compliance with the regulations of such agencies.
Proprietary Rights and Licenses

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

     The Company has filed patent applications seeking patent protection for certain of its products. Currently, the Company owns six issued U.S. patents and numerous U.S. patents or patent applications are issued or pending for inventions owned by or licensed to the Company. In addition, numerous foreign patent applications or patents corresponding to these U.S. patents or patent applications are pending. The Company's owned or licensed issued U.S. patents have terms which are for the greater of seventeen years from grant, or twenty years from filing, and expire between 2007 and 2015.

     Two of the patents, issued June 6, 1995 and December 2, 1997 and licensed exclusively to the Company by Princeton University, relate to methods for the formation of triple stranded nucleic acids. One of the U.S. patents owned by the Company relates to the Company's PROBE TECHTM technology for Southern analysis of DNA. The second and third U.S. patents relate to one of the Company's DNA amplification technologies. Foreign patent applications relating to this technology are pending in Europe, Canada and Japan. The fourth U.S. patent is related to the Company's TRI-AMP(TM) DNA amplification technology. The fifth U.S. patent relates to novel labelled nucleotides developed by the Company, and the sixth U.S. patent relates to an aspect of the Company's mutation detection technology. One of the Company's U.S. patent applications relates to the detection of bladder cancer and two U.S. patent applications relate to the isolation of fetal cells from maternal circulation. One pending U.S. patent application and applications pending in Europe, Japan and Canada relate to TRI-AMP(TM) enzymatic amplification of nucleic acid sequences technology. Other patent applications relate to certain aspects of the Company's genetic probes and reagents, certain aspects of the technology enabling its in situ hybridization chemistry, certain aspects of enhancing fluorescent signals and detecting amplification products. In addition, Codon has pending patent applications which relate to various aspects of its gene repair technology, oligonucleotide analogs and small molecule pharmaceuticals. There can be no assurance that the United States Patent and Trademark Office (the "PTO") or foreign patent offices will grant patent protection for the subject matter of any of these patent applications.

     The Company has licensed rights to inventions disclosed in United States and foreign patent applications relating to methods and probes for detecting the presence of the Fragile X syndrome. The Company believes that its licensors are original inventors and are entitled to patent protection in the United States, but the Company is aware that two other parties also have filed patent applications in the United States and abroad and claim to be entitled to patents related to this technology. The Company had initiated an interference proceeding with these third parties in the PTO to resolve which party is entitled to a U.S. patent, if any. The application licensed by the Company was senior in the interference. An unfavorable decision in such a proceeding could have an adverse effect on the Company. The Company has settled the interference with respect to both parties.

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

     ONCOR(R), HYBRISOL(R), SURE BLOT(R), COATASOME(R), APOPTAG(R), FIDELITY(R),FLUOR-AMP(R), QUINT-ESSENTIAL(R),
TRAPEZE(R) and the ONCOR Man Design are registered trademarks of the Company. In addition to these trademarks, the Company is currently using the unregistered trademarks OPTICYTE(TM), BLOCKIT(TM), HYB-BATH(TM), B/T BLUE(TM), EX-WAX(TM), RNA PREP(TM), TEMPLATE-TAMER(TM), ONCOR ARCHIVE(TM), INFORM(TM) APOPNEXIN(TM), APOPTEST(TM), D-FISH(TM), S-FISH(TM), and SUNRISE(TM), and has applied for the registration of the latter six marks. The Company has filed applications to register CpGWIZ(TM), GREEN CAP(TM), GREEN COAT(TM), RCA(TM), RED CAP(TM), RED COAT(TM), ROLLING CIRCLE AMPLIFICATION(TM) and TRI-AMP(TM), which the Company intends to use as trademarks. Also, Codon has filed an application for CODON(TM), which it intends to use as a trademark. The Company's trademark registrations have ten year terms and are renewable for additional ten year terms for as long as the Company is using the registered trademark.

     The number of patents and trademarks practiced by the Company will be substantially reduced if the Company is successful in disposing of either or both of its non-strategic business units.

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

Employees

     The Company had 199 employees at February 28, 1998, including 44 research, clinical and related laboratory personnel; 64 employees in sales and marketing; and 91 employees in administration, finance, regulatory affairs, production and distribution. Of these employees, 73 reside and work in Europe. Of the 44 laboratory employees, 32 have Ph.D.'s and one has an M.D. The future success of the Company will depend in large part upon its continued ability to attract and retain highly skilled and qualified personnel. Competition for such personnel is intense. None of the Company's U.S. employees is represented by a labor union. The Company has experienced no work stoppages and believes that its relations with its employees are excellent.

     As noted above, the number of employees in each category will be substantially reduced if the Company is successful in disposing of either or both of its two non-strategic business units.

Additional Risk Factors

     History of Operating Losses

     Oncor has not been profitable since its inception in July 1983. For the year ended December 31, 1997, the Company incurred net losses of approximately $31 million. As of December 31, 1997, the accumulated deficit of the Company was $133 million. The Company expects to incur additional substantial losses in future periods. The Company is unable to predict when, or if, it will become profitable.

     Additional Financing Requirements and
       Access to Capital Funding

     The Company expects that its current liquid resources will not be sufficient to fund operations after the end of April 1998. Funds, if any, raised from most of the possible sources during the intervening period must first be utilized to repay the Company's bank debt of $3.0 million in accordance with the terms of the underlying line of credit and related guarantees. The line of credit, which expires on October 31, 1998, is guaranteed by certain shareholders whose guarantees are secured by substantially all of the assets of the Company.

     The Company is considering alternative forms of financing, including among other things, equity or debt financing, sale of significant assets which may result from the previously announced retention of Lehman Brothers by the Company to explore strategic alternatives to increase stockholder value, including sale of the Company, sale of publicly-traded OncorMed common stock, third party funding of Codon for future cash requirements and recovery of Oncor advances to Codon and other alternatives.

     At March 25, 1998, two of the alternative forms of financing were in a more advanced stage of discussions, but no final agreements in principle or definitive agreements had been reached. First, the Company has received a non-binding term sheet from a prospective purchaser for a small division of the Company. Second, the Company has received a non-binding term sheet which, if certain conditions are met, would permit the Company to exercise, prior to its currently scheduled July 1998 exercise date, its put option in connection with the January 1998 private placement of convertible preferred stock, and sell up to $7.5 million of additional convertible preferred stock. Among other numerous conditions, one such alternative would require a waiver from the guarantors of the $3.0 million line of credit.

     There can be no assurance that either of the two alternatives discussed above, or any of the other such forms of financing can be completed by the Company in sufficient amounts in timely fashion on acceptable terms, or at all, which would have a material adverse effect on the Company. Even if completed, each of such financing alternatives may have certain terms, conditions or ramifications which may have a material adverse effect on the Company's business, financial condition and results of operations. For instance, any such equity financings likely will be dilutive to stock holders, the terms of any debt financing, as does the existing line of credit, may require substantially all of the assets of the Company to be pledged as collateral, may involve warrant or equity dilution and/or may contain restrictive covenants which limit the Company's ability to pursue certain courses of action, and the sale of assets will decrease the revenue base of the Company.

     While the Company is using its best efforts to consummate one or more of these potential sources of funding, it is possible that the success, if any, of these efforts will not be sufficient to fund the Company for the foreseeable future at its present level of operations. In the event that the Company is unable to raise additional capital by the end of April 1998, the Company may promptly cease significant portions of its programs, projects and business operations. If the pursuit of these potential funding sources proves largely unsuccessful, the Company may be forced into the complete termination of its business operations.

     The Company holds 2.0 million shares of common stock in OncorMed, Inc., a publicly traded affiliate of the Company, whose shares have traded in the past three months in the range of $5.375 to $7.50 per share. The Company is restricted from selling 0.9 million such shares in the public markets due to outstanding options it has issued pursuant to which the Company has offered to sell the shares to the option holders for $4.75 to $6.00 per share. While exercise of such options would generate cash of approximately $4.7 million, such exercise is outside the control of the Company. The remaining 1.1 million shares of common stock of OncorMed can be sold in the public markets only pursuant to restrictions imposed by the SEC such that the complete liquidation of this position in the public markets likely would take a year or more. Trading activity in OncorMed stock is limited, which would further restrict the Company's ability to liquidate a significant portion of its position. The Company is also considering attempting to secure a purchaser for a block of the stock in a private transaction.

     Risk Associated with the INFORM(TM) Her-2/neu Gene-Based
     Test System

     Although the PMA for the Oncor INFORM(TM) HER-2/neu Gene Detection System was approved for marketing by FDA in December 1997, there can be no assurance that the Company will be capable of manufacturing the test system in commercial quantities at reasonable costs or marketing the product successfully, that the test system will be accepted by the medical diagnostic community, or that the market demand for the test system will be sufficient to allow profitable sales. In addition, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if substantial problems occur after the product reaches the market.

     No Assurance of Regulatory Approvals; Government Regulation

     The Company expects to pursue FDA approval or clearance of certain existing products and products under development. There can be no assurance that the Company will receive regulatory approval or clearance for any of its products currently under development or, even if it does receive regulatory approval or clearance for a particular product, that the Company will ever recover its costs in connection with obtaining such approval or clearance. The timing of regulatory decisions is not within the control of the Company. The failure of the Company to receive requisite approval or clearance, or significant delays in obtaining such approval or clearance, could have a material and adverse effect on the business, financial condition and results of operations of the Company.

     Approval or clearance by the FDA require lengthy, detailed and costly laboratory procedures, clinical testing procedures and application preparation and defense efforts to demonstrate a product's efficacy and safety (or equivalence to a marketed product in the case of a 510(k) submission) before a product can be sold for diagnostic use. Even if such regulatory approval or clearance is obtained for a product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections by the FDA and other regulatory agencies. The regulatory standards for manufacturing are applied stringently by the FDA. Discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, including costly recalls or even withdrawal of the product from the market. Furthermore, approval may entail ongoing requirements for postmarketing studies. Failure to maintain requisite manufacturing standards or discovery of previously unknown problems could have a material and adverse effect on the Company's business, financial condition or results of operations.

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

     The University of California and its licensee, Vysis, Inc. ("Vysis"), filed suit against Oncor on September 5, 1995 in the United States District Court for the Northern District of California (the "Court"), alleging infringement of U.S. Patent No. 5,447,841 entitled Methods and Compositions for Chromosome Specific Staining which issued on that same date. The patent relates to a method of performing in situ hybridization using a blocking nucleic acid that is complementary to repetitive sequences which are present in the hybridization probe. The Company filed motions for summary judgment of invalidity, non-infringement and unenforceability of the patent claims in suit, which were denied in August and December 1997. In August 1997, the Court granted Vysis' motion for summary judgment on novelty and non-obviousness with respect to the patent, and granted in part and denied in part Vysis' motion for summary judgement that the patent in suit is infringed. The Company also filed a motion which would have permitted an immediate appeal to have been taken on claim interpretation and invalidity issues, but was denied in October 1997. On
February 3, 1998, the Company notified the Court that it intended to concede that the Company's probes, when used with metaphase chromosomes infringed the Vysis patent.
On March 20, 1998, Vysis filed a motion requesting that the Court (i) establish that use of the Company's INFORM(TM) product infringes the patent in suit, or alternatively that the Company be precluded from presenting evidence that such use would infringe the patent in suit, (ii) permit Vysis to present to the jury at trial evidence concerning the Company's alleged failure to produce documents and false statements, and (iii) direct the Company to pay to Vysis approximately $42,500. The Company intends to oppose that motion. A trial date of April 20, 1998 has been set by the Court to litigate the remaining issues. The Company and Vysis have entered into discussions, including proposals and counterproposals, with the objective of settling all claims prior to trial. If settlement is reached on terms substantially similar to those contemplated in the discussions, the Company will assume certain significant obligations. A failure to successfully defend against or settle this suit may result in damages being assessed against the Company and an injunction against the sale of most of the Company's probes and genetic test kits, either of which would likely have a material and adverse effect on the Company's business, financial condition or results of operations.

     One of the Company's patent applications asserts patent rights to the Company's TRI-AMP(TM) technology. The Company is a party to an interference proceeding declared by the PTO involving Beckman Instruments, Inc.'s ("Beckman") and the Company's claims regarding that application. There can be no assurance as to the length of time for a decision to be rendered, or the nature of the decision, in this interference proceeding or any potential appeal therefrom. If it is determined that Beckman's patent claims have priority over the Company's claims, the Company may have no patent claim or protection with respect to the Company's TRI-AMP(TM) technology, which could prevent or limit the Company's ability to commercialize the Company's TRI-AMP(TM) technology, absent a license from Beckman. This could have a material and adverse effect on the Company's business, financial condition or results of operations. The Company has chosen not to contest priority in the interference.

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

     Uncertainties Relating to Product Development

     The Company's actively marketed products other than the INFORM(TM) HER-2/neu Gene Detection System have not been approved by the FDA and may be sold only for research purposes in the United States and certain other countries. The Company has undertaken to seek FDA approval for certain of these products, and may in the future undertake to seek such approval or clearance for other products, and substantial additional investment, laboratory development, clinical testing, controlled manufacturing and FDA approval or clearance will be required prior to the commercialization of such products for diagnostic purposes. There can be no assurance that the Company will be successful in developing such existing or future products, that such products will prove to be efficacious in clinical trials, that required regulatory approvals or clearances can be obtained for such products, that such products, if developed and approved, will be capable of being manufactured in commercial quantities at reasonable costs, will be marketed successfully or will be accepted by the medical diagnostic community, or that market demand for such products will be sufficient to allow profitable operations.
     International Sales and Foreign Exchange Risk

     The Company derived approximately $7.9 million, or 61% of its total product revenues, from customers outside of the United States for the year ended December 31, 1997. The Company anticipates that a significant amount of its sales will take place in European countries and Japan and likely will be denominated in currencies other than the U.S. dollar. These sales may be adversely affected by changing economic conditions in foreign countries and by fluctuations in currency exchange rates. Any significant decline in the applicable rates of exchange could have a material adverse effect on the Company's business, financial condition and results of operations. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, lack of acceptance of products in foreign markets, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences, restrictions on repatriation of earnings and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a material adverse effect on the Company's future international revenues and, consequently, on the Company's business, financial condition and results of operations.

     Limited Manufacturing Experience

     The Company's ability to conduct clinical trials on a timely basis, to obtain regulatory approvals or clearances and to commercialize its products will depend in part upon its ability to develop and maintain facilities to manufacture its products, either directly or through third parties, at a competitive cost in accordance with the FDA's prescribed current GMP and other regulatory requirements. Any failure to maintain manufacturing facilities in accordance with the FDA's GMP requirements could result in the inability of the Company to manufacture its products and may limit the Company's ability to deliver its products to its customers, which would have a material and adverse effect on the Company's business, financial condition and results of operations. No assurance can be given that the Company will be able to develop and maintain GMP facilities or engage third parties to do so at a cost acceptable to the Company.

     The Company has only limited experience in manufacturing products on a commercial basis. The Company believes that its existing manufacturing facilities, along with available contiguous space currently under option to the Company, will enable it to produce commercial quantities of its products through 1998. No assurance can be given, however, that manufacturing or quality control problems will not arise if the Company increases production of its products, or if additional facilities are required in the future.




     Limited Marketing and Distribution Experience

     The Company markets and sells its products for research purposes and, once approved or cleared by the appropriate regulatory authority, for diagnostic use, through its direct sales forces in both Europe and the United States and indirectly through third parties in the Pacific Rim and other areas. The Company only has limited experience in sales, marketing, training and distribution. In order to market its products directly, the Company must maintain a sales force with technical expertise and an understanding of the Company's products. There can be no assurance that the Company will be able to maintain such a sales force or that the Company's direct sales and marketing efforts will be successful. In addition, the Company's products compete with the products of many other companies that currently have extensive and well-funded marketing and sales operations. There can be no assurance that the Company's training, marketing and sales efforts will compete successfully against such other companies. To the extent the Company enters arrangements with third parties, any revenues received by the Company will be dependent on the efforts of such third parties, and there can be no assurance that such efforts will be successful.

     Competition and Technological Change

     The diagnostic and biotechnology industries are subject to intense competition and rapid and significant technological change. Competitors of the Company in the United States and in foreign countries are numerous and include, among others, diagnostic, health care, pharmaceutical, biotechnology and chemical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors have substantially greater financial and technical resources and production and marketing capabilities than the Company. There can be no assurance that these competitors will not succeed in developing technologies and products that are more effective, easier to use or less expensive than those that have been or are being developed by the Company or that would render the Company's technology and products obsolete and noncompetitive. The Company also competes with various companies in acquiring technology from academic institutions, government agencies and research organizations. In addition, many of the Company's competitors have significantly greater experience than the Company in conducting clinical trials of new diagnostic products and in obtaining FDA and other regulatory approvals of products for use in health care. Accordingly, the Company's competitors may succeed in obtaining regulatory approval for products more rapidly than the Company. See "Business - Competition."
     Investment in OncorMed, Appligene, and Codon

     The Company owns approximately 25% and 80% of the common stock of its publicly-traded affiliates, OncorMed and Appligene, respectively, and 100% of the outstanding capital stock securities of its privately held subsidiary, Codon. The shares of common stock of OncorMed, Appligene, and Codon held by the Company are not currently freely tradeable and no public market exists for the common stock of Codon. Therefore, there can be no assurance that the Company will be able to realize the economic benefit of its investment or predict the timing of such realization. The value of the Company's investment in OncorMed and Appligene represent a significant portion of the total assets of the Company and such value fluctuates with the market price of those companies' common stock. Therefore, any event that has a material and adverse effect on the market price of the common stock of OncorMed and Appligene will have a material and adverse effect on the value of the Company's investment in those companies. Although Stephen Turner, the Company's Chief Executive Officer, is a Director of OncorMed and, along with the Company's Chief Financial Officer, are directors of Appligene and the Company is a significant stockholder in those companies, the Company does not control the day-to-day operations and management of those companies and, therefore, has a varying but limited direct control over their operations and financial results.
Codon is presently seeking additional funding from other sources to continue its research efforts, although there can be no assurance that the Company will be able to obtain such funding on commercially reasonable terms, if at all. The Company expects to continue to advance funds to Codon until such time, if ever, as Codon secures sufficient funding from third parties. Nevertheless, the Company could elect to withdraw such support at any time, which would likely necessitate Codon ceasing operations and which would have a material and adverse effect on the value of the Company's investment in Codon.

     Restricted Use of the Company's Products

     The sale, distribution and use of the Company's FDA approved breast cancer product in the United States is restricted to prescription use in that the users of the product must be trained and demonstrated proficient in the use of the product and the results of the proficiency testing provided as part of the Company's training program must be provided in the Company's Annual Reports to the FDA. The Company's products sold in the United States for research purposes, only, must be labeled accordingly. The FDA imposes distribution requirements and procedures on companies selling products for research purposes only, including the requirement that the seller receive specified certifications from its customer as to the customer's intended use of the product. As a result of these requirements, the Company's research products can only be sold in the United States to a limited number of customers for limited use and can only be sold for broader commercial use with FDA approval or clearance or pursuant to recent Analytic Specific Reagent regulations for which no clinical claims can be made. No assurance can be given that the Company will receive FDA approval or clearance for its research products or that it will be able to sell its approved products in larger quantities. See "Business - Government Regulation."

     Government Funding

     The Company's products being sold for research purposes only are in large part purchased by cancer researchers operating under government funded programs both in the U.S. and in foreign countries. These products are also purchased by researchers involved in the human genome project, which is likewise principally funded by national governments. There can be no assurance that such government funding will continue at its current level. The Company would be adversely affected by decreases in or changes in the direction of government funding for cancer research or human genome research.

     Attraction and Retention of Key Personnel

     The Company's ability to successfully develop marketable products and to maintain a competitive position will depend in large part on its ability to attract and retain highly qualified scientific and management personnel. The Company is highly dependent upon the principal members of its management, scientific staff, and Medical and Science Advisory Boards. Competition for such personnel and advisors is intense, and there can be no assurance that the Company will be able to continue to attract and retain such personnel. See "Business - Employees."

     Uncertainty Related to Health Care Reform
       Measures and Third-Party Reimbursement

     Political, economic and regulatory influences are likely to lead to fundamental change in the health care industry in the United States. In the past year, the U.S. FDA Modernization Act ("FDAMA") was approved, bringing many changes to FDA regulations and codifying some current practices. In addition, numerous proposals for comprehensive reform of the nation's health care system have been introduced in Congress over the past year. In addition, certain states are considering various health care reform proposals. The Company anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery systems and payment methodologies, and that public debate of these issues will likely continue in the future. Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, the Company cannot predict which, if any, reforms will be adopted, when they may be adopted, or what impact they may have on the Company. The Company's ability to earn sufficient returns on its products may also depend in part on the extent to which reimbursement for the costs of such products will be available from government health administration authorities, private health insurers and other organizations. Third-party payors are increasingly challenging the price and cost effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and there can be no assurance that adequate reimbursement will be available or sufficient to allow the Company to sell its products on a competitive basis.

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


ITEM 2.   PROPERTIES

     The Company's principal administrative, marketing, manufacturing and research and development facilities consist of approximately 81,000 square feet in Gaithersburg, Maryland and 12,000 square feet in Strasbourg, France. The Company occupies the Gaithersburg, Maryland facilities under four lease agreements expiring in March 2004 with options to extend the principal leases for up to two additional five year terms. The facilities in Strasbourg, France are under a capital lease with a term of 15 years, expiring in 2010. The Company believes that it will not require additional space in the foreseeable future. The Company will likely have excess space under lease, if it is successful in disposing of either or both of its non-strategic business units. There can be no assurance that the Company will be able to sublease or terminate the prime lease for such space, on an economic basis, if at all.


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

     The University of California and its licensee, Vysis, Inc. ("Vysis"), filed suit against Oncor on September 5, 1995 in the United States District Court for the Northern District of California (the "Court"), alleging infringement of U.S. Patent
No. 5,447,841 entitled Methods and Compositions for Chromosome Specific Staining which issued on that same date. The patent relates to a method of performing in situ hybridization using a blocking nucleic acid that is complementary to repetitive sequences which are present in the hybridization probe. The Company filed motions for summary judgment of invalidity, non-infringement and unenforceability of the patent claims in suit, which were denied in August and December 1997. In August 1997, the Court granted Vysis' motion for summary judgment on novelty and non-obviousness with respect to the patent, and granted in part and denied in part Vysis' motion for summary judgement that the patent in suit is infringed. The Company also filed a motion which would have permitted an immediate appeal to have been taken on claim interpretation and invalidity issues, but was denied in October 1997. On February 3, 1998, the Company notified the Court that it intended to concede that the Company's probes, when used with metaphase chromosomes infringed the Vysis patent. On March 20, 1998, Vysis filed a motion requesting that the Court (i) establish that use of the Company's INFORM(TM) product infringes the patent in suit, or alternatively that the Company be precluded from presenting evidence that such use would infringe the patent in suit,
(ii) permit Vysis to present to the jury at trial evidence concerning the Company's alleged failure to produce documents and false statements, and (iii) direct the Company to pay to Vysis approximately $42,500. The Company intends to oppose that motion. A trial date of April 20, 1998 has been set by the Court to litigate the remaining issues. The Company and Vysis have entered into discussions, including proposals and counterproposals, with the objective of settling all claims prior to trial. If settlement is reached on terms substantially similar to those contemplated in the discussions, the Company will assume certain significant obligations. A failure to successfully defend against or settle this suit may result in damages being assessed against the Company and an injunction against the sale of most of the Company's probes and genetic test kits, either of which would likely have a material and adverse effect on the Company's business, financial condition or results of operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                             PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
 STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the American Stock Exchange (the "Exchange") under the symbol "ONC." The following table sets forth, for the calendar periods indicated, the range of high and low sale prices for the Common Stock as reported by the Exchange:

                                                High         Low
                                                ----         ---

     1996
     First Quarter. . . . . . . . . . . .         6-7/8           4-1/8
     Second Quarter . . . . . . . . . . .         7               4-7/8
     Third Quarter. . . . . . . . . . . .         5-5/8           3-7/8
     Fourth Quarter . . . . . . . . . . .         5-3/16       3-5/8

     1997
     First Quarter. . . . . . . . . . . .         5-1/4           3-3/8
     Second Quarter . . . . . . . . . . .         4-5/8           3
     Third Quarter. . . . . . . . . . . .         5-3/16          3-9/16
     Fourth Quarter . . . . . . . . . . .         5-1/4        3-1/2

HOLDERS

     As of December 31, 1997, the approximate number of record holders of Common Stock was 424.

DIVIDENDS

     The Company has never declared or paid any cash dividends on its Common Stock. The Company currently intends to retain all future earnings, if any, for the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.
ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data set forth below as of December 31, 1993, 1994, 1995, 1996 and 1997 and for each of the periods then ended, have been derived from the audited consolidated financial statements of the Company. The consolidated financial statements of the Company as of December 31, 1996 and 1997 and for each of the years in the three-year period ended December 31, 1997, together with the thereto and the related report of Arthur Andersen LLP, independent public accountants, are included elsewhere in this Annual Report. The selected financial data set forth below should be read in conjunction with the consolidated financial statements of the Company and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report.

                                         Year Ended December 31,
                          1993       1994       1995       1996       1997
                          ----       ----       ----       ----       ----
                                (In thousands, except per share data)
Statement of Operations
  Data:
Gross revenues:
   Product sales . . .   $9,238    $12,425    $16,193     $15,323    $12,949
   Grant revenue . . .       62        342        894         483        208
   Contract revenue. .        -         48        300         200        200
                       ---------  ---------  ---------  ---------   ---------
     Total gross
       revenues. . . .    9,300     12,815     17,387      16,006     13,357
                       ---------  ---------  ---------  ---------   ---------

Operating expenses:
     Direct cost of
       sales . . . . .    4,376      7,254      8,279       9,656      8,515
     Repositioning
       expense . . . .        -          -          -       2,075          -
     Amortization of
       intangible
       assets. . . . .        -        414      1,339       1,323      1,157
     Selling, general
       and
       administrative.    7,575      9,539     13,752      15,073     14,825
     Research and
       development . .    9,117      9,609     10,422       9,822      9,232
     Write off acquired
       R&D projects
       in process. . .        -      3,574          -           -          -
                       ---------  ---------  ---------  ----------  ---------
Total operating
  expenses . . . . . .   21,068     30,390     33,792      37,949     33,729
                       ---------  ---------  ---------  ----------  ---------
Loss from operations .  (11,768)   (17,575)   (16,405)    (21,943)   (20,372)
Other income
  (expenses), net . .       681     (2,003)    (1,825)     (7,037)   (10,575)
                       ---------  ---------  ---------  ----------  ---------
Net loss. . . . . . .  $(11,087)  $(19,578)  $(18,230)   $(28,980)  $(30,947)
                       =========  =========  =========  =========   =========
Net loss per
  share(1). . . . . .   $(0.71)    $(1.01)    $(0.87)     $(1.26)    $(1.21)
Weighted average
  shares outstanding.    15,558     19,437     20,888      23,031     25,547


                                            December 31,
                          1993       1994       1995       1996        1997
                          ----       ----       ----       ----        ----
                                          (In thousands)

Balance Sheet Data:
Cash and liquid
  investments,
  including
  restricted cash. . .  $18,587    $23,301    $15,830     $18,880     $4,997

Total assets . . . . .   29,201     51,525     46,121      41,670    $23,884

Long-term liabilities.      164      2,513      9,320      10,386      6,126

Accumulated deficit. .  (34,848)   (54,427)   (72,657)   (101,637)  (132,584)

Stockholders' equity .   24,186     40,279     25,987      23,344      3,188

_________________

(1) Net loss per share is determined using the weighted-average number of shares of Common Stock outstanding during the years presented. The effects of options, warrants, and notes payable to stockholders have not been considered, since the effects would be antidilutive.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION


     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto. This Report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should specifically consider the various factors identified in this Report and in the Company's other public filings which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth in the various captions under the section "Business," most significantly under the caption "Additional Risk Factors."

Overview

     The Company has incurred significant cash losses throughout its existence and has no immediate expectations to achieve cash positive operations. The Company's current cash resources are nearly depleted and any cash infusions would likely be required to be utilized first to repay bank debt obligations of $3.0 million. As described in "Liquidity and Capital Resources" below, the Company has identified several potential sources of additional capital. There can be no assurance that any of these sources will provide the capital necessary for the Company to continue its operations at their current levels, or at all. The inability of the Company to obtain additional financing would have a material adverse effect on the Company's business, financial condition and results of operations, including possibly requiring the Company to curtail or cease its operations.

     The Company's sales to date have consisted primarily of sales of products used for research purposes. Sales of products for diagnostic use require FDA approval. In July 1996, the Company announced a plan to discontinue or suspend the development, manufacture and marketing of certain products in certain geographic regions in which net margins for such products were low. Such products and regions included the entire biological imaging product line and the products developed and manufactured by Appligene as they relate to sale in the United States. As a result of all of the aforementioned, analysis of past sales of products for research use are not necessarily indicative of future sales of products for research or diagnostic purposes.

     In January 1998, the Company completed a $5 million equity financing in a private placement of 500 shares of Series A preferred stock.

     In February 1998, the Company exchanged approximately 1.65 million shares of common stock for all the outstanding shares of Codon Pharmaceuticals, Inc., formerly known as OncorPharm, Inc. ("Codon") not held by the Company. The effect of this transaction was to increase the Company's ownership of Codon to 100%. This transaction will be accounted for as a purchase. The Company is in the process of valuing the consideration issued in this transaction and allocating that value to the various assets acquired. The Company, based on its preliminary analysis, believes that a substantial portion of the purchase price will be allocated to research and development projects in process and expensed in the first quarter of 1998. As a result of this transaction, Codon's operating expenses and losses will be included in the operating results of the Company.

Results of Operations

     Consolidated product sales decreased 15% to $12.9 million in 1997 compared to $15.3 million in 1996, which represented a 5% decrease from $16.2 million in 1995. In 1997, the sales decrease was attributable largely to the full-year effect of the discontinuation of certain product lines in the U.S. in 1996 (-16%) and a decrease in the exchange rate of the French franc (-6%), partially offset by an increase in sales of continuing products (+7%). After adjusting for the elimination of the sales of discontinued products, sales of continuing products increased 14% from 1995 to 1996. The Company has begun commercialization of INFORM(TM) HER-2/neu in 1998, but cannot predict the impact on sales at this time.

     The Company is actively pursuing the sale or other disposal of its non-oncology genetic products and research products business units. Each of these business units currently generates sales and margins which are significant to the sales of the Company. If either such sale is consummated, the reported sales and margins of the Company thereafter would be materially and adversely affected.

     Contract and grant revenue decreased 40% to $0.4 million in 1997 compared to $0.7 million in 1996, which decreased 43% from $1.2 million in 1995. The contract and grant revenue decreased in 1997 and 1996 due to the completion of grants received from the National Institutes of Health, one in the middle of 1994 and
the other early in 1995.   Four new grants were received in 1997;
however, two of the grants will end in 1998 which will likely cause grant revenues to decrease further.
     Gross profit as a percentage of sales decreased to 34% in 1997 from 37% in 1996, which represented a decrease from 49% in 1995. The decrease in 1997 was due to product mix changes and competitive pressures on European margins, and to costs incurred in the United States for validating, regulating, and scaling up the initial stages of the manufacture of a recently FDA-approved controlled diagnostic product, INFORM(TM) HER-2/neu. The Company cannot estimate the future effects on cost of sales and margins of the conversion to manufacturing products in conformity with Good Manufacturing Practices as promulgated by the U.S. Food and Drug Administration. The decrease in 1996 was due to (i) product mix changes and competitive pressures on margins in Europe, (ii) costs for regulating the initial stages of the manufacture of a controlled diagnostic product and (iii) diseconomies of scale with respect to manufacturing overhead resulting from reduced production in an effort to lower inventory levels.

     The product discontinuation costs in 1996 of $2.1 million comprise the revaluation of inventory of discontinued products, charge-off of goodwill associated with such products, and severance payments to employees terminated in conjunction with the Company's discontinuation plan. There were no product discontinuation costs in 1997 or 1995.

     Amortization of intangible assets in 1997, 1996, and 1995 is due to the amortization of the portion of the purchase price of Appligene attributable to the value of intangible assets acquired, primarily for contracts, completed research projects, and the excess of the purchase price over the book value of the assets acquired. The slight decline in the amortization over the periods presented was due to the change in exchange rates and the completed research projects being fully amortized during 1996. The intangible assets are being amortized on a straight line basis over periods ranging from two to ten years, with a weighted average period of approximately eight years.

     Selling, general and administrative expenses decreased 2% to $14.8 million in 1997, compared to $15.1 million in 1996, which represented a 10% increase from $13.8 million in 1995. The decrease in 1997 was due to a reduction in legal expenses associated with certain intellectual property matters, the change in exchange rates, and the full year beneficial effects of the discontinuation plan instituted in the second quarter of 1996 in the U.S. These decreases were partially offset by legal and other expenses associated with certain proposed strategic transactions and with a lawsuit brought by a former employee.
The increase in 1996 was due to the above mentioned expenses associated with certain intellectual property matters more than offsetting the beneficial effects of cost reduction programs and deconsolidation of the operating results of Codon in 1996. The legal expenses associated with certain intellectual property issues may increase in 1998 to or beyond levels experienced in previous years because the issues being litigated are scheduled to come to trial in the second quarter of 1998. Selling expenses for diagnostic products will likely increase in 1998 as the Company introduces and promotes the sale of the Company's newly approved diagnostic product, INFORM(TM) HER-2/neu. If the Company is successful in divesting either or both of its non-strategic business units, overall selling, general and administrative expenses will likely decrease substantially.

     Research and development expenses remained level at approximately $7.3 million and $7.2 million for 1997 and 1996, respectively, which represented a decrease of 11% from $8.2 million in 1995. In 1997, the beneficial effects of the discontinuation plan instituted in the second quarter of 1996 were offset by an increase in research and development expenses in Europe. The decrease in 1996 resulted primarily from the deconsolidation of the operating results of Codon and project cessations as a result of the discontinuation plan, partially offset by the expenses associated with the initial payments, made in common stock of the Company, for certain research and development collaboration agreements. If the Company is successful in divesting either or both of its non-strategic business units, overall research and development expenses will likely decrease substantially.

     Clinical and regulatory expenses decreased 20% to $2.0 million in 1997, compared to $2.5 million in 1996, which represented a 13% increase from $2.3 million in 1995. The decrease in 1997 is primarily due to lower costs for manufacturing validation and regulation costs related to the application for FDA approval of its newly approved diagnostic tests partially offset by increased staff hired to support the Company's efforts with respect to the support of its diagnostics products. The increase in 1996 is attributable to the substantial regulatory efforts associated with the applications for FDA approval of certain diagnostic tests. Clinical and regulatory expenses may increase in 1998 as the Company seeks FDA approval for improved technology and additional claims both associated with its newly approved diagnostic test. If the Company is successful in divesting either or both of its non-strategic business units, overall clinical and regulatory expenses may likely decrease substantially.

     As a result of the factors discussed above, net operating loss decreased 7% to $20.4 million in 1997 compared to $22.0 million in 1996, which represented an increase of 34% from $16.4 million in 1995.

     Investment income remained unchanged at $0.5 million for both 1997 and 1996, which represented a 50% decrease from $1.0 million in 1995. The level of investment income is directly related to the level of investment funds which increased in late

1995 and late 1996 with the private placements, in each case partially depleted thereafter by subsequent cash operating losses of the Company.

     Interest and other expenses of $6.8 million, $3.1 million, and $0.5 million in 1997, 1996, and 1995, respectively, represented primarily interest expense which has become substantially more significant through (i) the issuance of options in conjunction with a line of credit, which bears interest at the prime rate plus 2%; (ii) the amortization of the beneficial conversion feature in the issuance of convertible debentures in 1996 and 1995; and (iii) cash interest expense. The following table sets forth the most significant elements of interest and other expenses:


                                       1997      1996      1995
                                       ----      ----      ----
                                         (Dollars in Millions)


      (i) Valuation of options         $1.8      $  -       $  -

     (ii) Issuance of debentures        4.3       3.0          -

    (iii) Cash interest expense
            and other                   0.7       0.1        0.5

          Total                        $6.8      $3.1       $0.5

     In 1997 and 1996, the interest and other expenses included non-cash charges of $6.1 million and $3.0 million, respectively.

     Equity in net loss of affiliates was $4.3 million in 1997 as compared to $4.4 million and $2.4 million in 1996 and 1995, respectively. The Company's proportionate share of net losses attributable to Codon in 1997 decreased compared to 1996 due to a decrease in the Company's ownership interest in Codon. In 1995, Codon losses were included in operating results which caused the 1996 amount to increase accordingly. The remainder of the equity in net loss of affiliates was attributable to the Company's interest in the losses of its other unconsolidated affiliate, OncorMed. As described in "General" above, Oncor re-acquired 100% of the stock of Codon in the first quarter of 1998, and as a result all of Codon's losses will be included in the Company's operating losses for the foreseeable future.

     As a result of the factors discussed above, net loss increased 7% to $30.9 million in 1997 compared to $29.0 million in 1996, which represented an increase of 59% from $18.2 million in 1995.

     The Company does not believe that inflation has had a material effect on its results of operations during the last three years.

Liquidity and Capital Resources

     The consolidated cash and liquid investments balances of the Company were $4.9 million and $5.0 million at February 28, 1998 and December 31, 1997, respectively, compared to $18.9 million at December 31, 1996. Approximately $2.0 million and $2.4 million of the cash and liquid investments at February 28, 1998 and December 31, 1997, respectively, are limited to fund operations of the Company's European subsidiary. Liquid investments include restricted cash, cash equivalents and short-term investments as set forth on the consolidated balance sheet included elsewhere in this filing.

     In January 1998, the Company completed a $5 million equity financing in a private placement of 500 shares of Series A preferred stock, which are convertible into Common Stock.

     The following table sets forth the most significant elements of the cash flows of the Company in 1997 (in millions of dollars):

     Cash and liquid investments at January 1, 1997      $18.9

     Net cash used in operating activities               (15.6)

     Proceeds from issuance of debentures                  2.0

     Effects of foreign exchange rate adjustments         (0.9)

     Loans to unconsolidated affiliate                    (1.7)

     Proceeds from borrowings against a line of credit
       due in October 1998                                 3.0

     Purchases of equipment                               (0.8)

     Exercise of stock options and other                   0.1
                                                         ------

     Cash and liquid investments at December 31, 1997     $5.0
                                                         ======

     The net cash loss from operations is the result of the losses of the Company discussed in "Results of Operations" above in this management's discussion and analysis.

     The proceeds of $2.0 million from the issuance of debentures were from a private placement completed in January of 1997. The effects of foreign exchange rate reflects the 14% decrease in the French franc compared to the U.S. dollar. The loans to the unconsolidated affiliate represents funds advanced to Codon to finance the operations of this affiliate. The Company expects such advances to continue at a rate of $0.6 million per quarter until such time, if ever, as Codon secures funding from third parties sufficient to support its operating needs. The proceeds from the line of credit were secured from a bank line of credit expiring October 31,1998.

       Purchases of equipment are for the ongoing replacement of office and laboratory equipment; the Company expects such purchases to increase as larger scale facilities are prepared for the anticipated manufacture of certain products, including INFORM(TM) HER-2/neu. Any substantial leasehold improvements which may be required in manufacturing facilities are expected to be funded by the Company's primary landlord in accordance with the Company's current lease agreements.

     The Company leases most of its facilities under operating leases with aggregate annual obligations for 1998 of $1.1 million. The Company has committed to expend $0.8 million in support of various research agreements in 1998.

     The Company has available for use in operations in North America, where most of its cash losses occur, approximately $2.7 million at February 1998. An additional $0.2 million of the cash in North America is not included in available cash above because it is currently restricted and may not become available to fund the operations of the Company in the near future.

     The Company expects that its current liquid resources will not be sufficient to fund operations after the end of April 1998. Funds, if any, raised from most of the possible sources during the intervening period must first be utilized to repay the Company's bank debt of $3.0 million in accordance with the terms of the underlying line of credit and related guarantees.

     The Company is considering alternative forms of financing, including among other things, equity or debt financing, sale of significant assets which may result from the previously announced retention of Lehman Brothers by the Company to explore strategic alternatives to increase stockholder value, including sale of the Company, sale of publicly-traded OncorMed common stock, third party funding of Codon for future cash requirements and recovery of Oncor advances to Codon and other alternatives.

     At March 25, 1998, two of the alternative forms of financing were in a more advanced stage of discussions, but no final agreements in principle or definitive agreements had been reached. First, the Company has received a non-binding term sheet from a prospective purchaser for a small division of the Company. Second, the Company has received a non-binding term sheet which, if certain conditions are met, would permit the Company to exercise, prior to its currently scheduled July 1998 exercise date, its put option in connection with the January 1998 private placement of convertible preferred stock, and sell up to $7.5 million of additional convertible preferred stock. Among other numerous conditions, one such alternative would require a waiver from the guarantors of the $3.0 million line of credit.

     There can be no assurance that either of the two alternatives discussed above, or any of the other such forms of financing can be completed by the Company in sufficient amounts in timely fashion on acceptable terms, or at all, which would have a material adverse effect on the Company. Even if completed, each of such financing alternatives may have certain terms, conditions or ramifications which may have a material adverse effect on the Company's business, financial condition and results of operations. For instance, any such equity financings likely will be dilutive to stock holders, the terms of any debt financing, as does the existing line of credit, may require substantially all of the assets of the Company to be pledged as collateral, may involve warrant or equity dilution and/or may contain restrictive covenants which limit the Company's ability to pursue certain courses of action, and the sale of assets will decrease the revenue base of the Company.

     While the Company is using its best efforts to consummate one or more of these potential sources of funding, it is possible that the success, if any, of these efforts will not be sufficient to fund the Company for the foreseeable future at its present level of operations. In the event that the Company is unable to raise additional capital by the end of April 1998, the Company may promptly cease significant portions of its programs, projects and business operations. If the pursuit of these potential funding sources proves largely unsuccessful, the Company may be forced into the complete termination of its business operations.

     The Company holds 2.0 million shares of common stock in OncorMed, Inc., a publicly traded affiliate of the Company, whose shares have traded in the past three months in the range of $5.375 to $7.50 per share. The Company is restricted from selling 0.9 million such shares in the public markets due to outstanding options it has issued pursuant to which the Company has offered to sell the shares to the option holders for $4.75 to $6.00 per share. While exercise of such options would generate cash of approximately $4.7 million, such exercise is outside the control of the Company. The remaining 1.1 million shares of common stock of OncorMed can be sold in the public markets only pursuant to restrictions imposed by the SEC such that the complete liquidation of this position in the public markets likely would take a year or more. Trading activity in OncorMed stock is limited, which would further restrict the Company's ability to liquidate a significant portion of its position. The Company is also considering attempting to secure a purchaser for a block of the stock in a private transaction.

     Cash Position in Europe

     In the absence of any unforeseen downside of exceptional nature, the Company believes that its current cash position in Europe is at least sufficient to fund the European operation through the end of the year.

     Effort to Obtain Strategic Transaction

     In June 1997, the Company engaged Lehman Brothers to assist in securing strategic alliances, including the possible sale of the Company, which would, among other effects, alleviate the Company's cash requirements. There can be no assurance that any such transaction will be concluded.

     Year 2000 Compliance

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code files will need to accept four digit entries to distinguish 21st century dates from 20th century dates. While uncertainty exists concerning the potential effects associated with such compliance, the Company does not believe that year 2000 compliance will result in a material adverse effect on its financial condition or results of operations.

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY
          DATA.


Index to Consolidated Financial Statements
                                                            Pages

Report of Independent Public Accountants . . . . . . . . .   F-1

Consolidated Financial Statements:

     Consolidated Balance Sheets as of
        December 31, 1996 and 1997 . . . . . . . . . . . .   F-2

     Consolidated Statements of Operations
        for the years ended December 31, 1995,
        1996 and 1997. . . . . . . . . . . . . . . . . . .   F-3

     Consolidated Statements of Changes in
        Stockholders' Equity for the years
        ended December 31, 1995, 1996 and 1997 . . . . . .   F-4

     Consolidated Statements of Cash Flows
        for the years ended December 31, 1995,
        1996 and 1997. . . . . . . . . . . . . . . . . . .   F-5

Notes to Consolidated Financial Statements . . . . . . . .   F-6


ITEM 9.   CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE.

          None.

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Oncor, Inc.:

We have audited the accompanying consolidated balance sheets of Oncor, Inc. (a Maryland corporation) and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oncor, Inc. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant losses and will require additional financing to continue operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                  ARTHUR ANDERSEN LLP

Washington, D.C.
February 20, 1998
(except with respect to the financial
condition of the Company described in
Note 1, as to which the date is
March 26, 1998, and to the Vysis matter
described in Note 8, as to which the
date is March 20, 1998)
                                ONCOR, INC.
                        CONSOLIDATED BALANCE SHEETS

                                                   As of December 31,
                                             ---------------------------
                                                  1996           1997
                                                  ----           ----

                                  ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                   $13,058,657     $2,873,765
  Short-term investments, at market               388,504        110,547
  Restricted cash                               5,432,478      2,012,611
  Accounts receivable, net of allowance
    for doubtful accounts of approxi-
    mately $372,000 and $419,000                2,401,639      2,028,239
  Receivable from Officer/Director                294,039        296,874
  Inventories                                   3,839,630      3,161,141
  Receivable from affiliates                      233,007         50,439
  Other current assets                            630,053      3,036,676
                                              ------------   ------------
    Total current assets                       26,278,007     13,570,292
                                       ------------   ------------

NON-CURRENT ASSETS:
  Property and equipment, net                   5,044,270      4,175,768
  Deposits and other non-current assets           216,035        397,801
  Investment in and advances to affiliates      3,213,548        856,064
  Intangible assets, net                        6,918,278      4,884,234
                                              ------------   ------------
    Total non-current assets                   15,392,131     10,313,867
                                       ------------   ------------

     Total assets                             $41,670,138    $23,884,159
                                       ============   ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                             $2,523,585     $3,141,845
  Accrued expenses and other current
    liabilities                                 1,656,900      1,697,744
  Notes payable                                     -          3,013,131
  Affiliate stock issuable under warrants           -          3,787,500
  Current portion of long-term debt               719,337        551,242
                                              ------------   -------------
    Total current liabilities                   4,899,822     12,191,462
                                       ------------   -------------

NON-CURRENT LIABILITIES:
  Long-term debt                               10,386,110      5,867,079
  Deferred rent                                     -            259,351
                                              ------------   -------------
    Total non-current liabilities              10,386,110      6,126,430
                                       ------------   -------------

     Total liabilities                         15,285,932     18,317,892
                                        ------------   -------------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN CONSOLIDATED
  SUBSIDIARY                             3,040,119      2,378,157
                                       ------------   -------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 1,000,000
    shares authorized, no shares issued             -               -
  Common stock, $.01 par value,
    50,000,000 shares authorized,
    24,214,349 and 27,302,384 issued;
    24,134,940 and 27,222,975 outstanding         242,143        273,024
  Common stock warrants outstanding               781,250        909,630
  Additional paid-in capital                  125,327,438    137,873,399
  Deferred compensation                          (641,270)      (879,020)
  Unrealized gain on investments                      (94)         -
  Cumulative translation adjustment              (508,172)    (2,184,342)
  Accumulated deficit                        (101,636,696)  (132,584,069)
  Less - 79,409 shares of common
    stock held in treasury, at cost              (220,512)      (220,512)
                                              ------------   -------------
    Total stockholders' equity                 23,344,087      3,188,110
                                       ------------   -------------

     Total liabilities and
     stockholders' equity                     $41,670,138    $23,884,159
                                       ============   =============


                The accompanying notes are an integral part of these consolidated financial statements.

                                   ONCOR, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                       Years Ended December 31,
                         ---------------------------------------------
                                  1995            1996           1997
                             ----         ----         ----
GROSS REVENUES:
  Product sales               $16,192,836    $15,323,167     $12,948,983
  Contract and grants           1,194,646        682,529         408,589
                             ---------------------------------------------
  Gross revenues               17,387,482     16,005,696      13,357,572
                         ---------------------------------------------

OPERATING EXPENSES:
  Direct cost of sales          8,279,445      9,656,332       8,515,380
  Repositioning expense             -          2,075,000           -
  Amortization of
   intangible assets            1,339,023      1,322,838       1,157,520
  Selling, general and
   administrative              13,751,342     15,073,138      14,824,585
  Research and development      8,169,625      7,275,565       7,186,150
  Clinical and regulatory       2,252,505      2,545,791       2,045,828
                         ---------------------------------------------
  Total operating expenses     33,791,940     37,948,664      33,729,463
                         ---------------------------------------------

LOSS FROM OPERATIONS          (16,404,458)   (21,942,968)    (20,371,891)
                         ---------------------------------------------

OTHER INCOME (EXPENSE):
  Investment income             1,032,584        519,153         522,793
  Interest and other
   expenses, net                 (501,410)    (3,125,344)     (6,846,804)
  Equity in net loss of
   affiliates and
   minority interest           (2,356,453)    (4,431,015)     (4,251,471)
                         ---------------------------------------------
   Net other expense           (1,825,279)    (7,037,206)    (10,575,482)
                         ---------------------------------------------

      Net loss               ($18,229,737)  ($28,980,174)   ($30,947,373)
                         =============================================

BASIC AND DILUTED
NET LOSS PER SHARE              ($0.87)        ($1.26)         ($1.21)
                         =============================================

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING           20,887,873     23,030,793      25,546,557
                         =============================================

                 The accompanying notes are an integral part of these consolidated financial statements.
/TABLE

                                   ONCOR, INC.

            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              for the years ended December 31, 1995, 1996, and 1997
                                     (Part I)

                                            Common      Unrealized
                               Common Stock         Stock         (Loss)
                         ----------------------    Warrants       Gain On
                        Shares      Amount    Outstanding   Investments
                      -----------------------------------------------------------
BALANCE,
December 31, 1994          20,663,938   $206,639        -        ($1,948)

 Sales of common
  stock                  768,384   7,684           -           -

 Exercise of unit
  purchase options       118,315   1,183           -           -
 Exercise of stock
  options and
  warrants                     192,431      1,925       -           -
 Net unrealized
  holding gain on
  investments               -        -          -         2,504

 Cumulative translation
  adjustment               -         -        -            -

 Net loss                       -         -          -          -
                     -----------------------------------------------------------
BALANCE,
December 31, 1995         21,743,068    217,431       -               556

 Sales of common
  stock of subsidiaries         -          -          -              -
  and unconsolidated
  affiliates

 Issuance of common
  stock and warrants
  in connection with
  debt                     2,163,242     21,632    781,250           -

 Exercise of stock
  options                159,534   1,595           -              -              -

 Issuance of common
  stock in connection
  with research and
  development agreements     148,505      1,485       -              -


 Issuance and amortization
  of non-employee stock
  options                       -          -          -              -

 Cumulative translation
  adjustment                    -          -          -              -

 Net unrealized holding
  gain on investments           -          -          -              (650)

 Net loss                   -          -          -              -
                      -----------------------------------------------------------
BALANCE,
December 31, 1996         24,214,349    242,143    781,250            (94)

 Sales of common stock       155,972      1,560       -              -
 Sales of common
  stock of unconsolidated
  affiliate                     -          -          -              -

 Issuance of common
  stock and warrants
  in connection with
  debt                     2,888,088     28,881    128,380           -

 Exercise of stock
  options                     43,975     440           -              -

 Issuance and amortization
  of non-employee stock
  and options                   -          -          -              -

 Cumulative translation
  adjustment                    -          -          -              -

 Net unrealized holding
  gain on investments           -          -          -                94

 Net loss                   -          -          -              -
                      -----------------------------------------------------------
December 31, 1997         27,302,384   $273,024     $909,630              -
                      ===========================================================


                   The accompanying notes are an integral part of these consolidated financial statements.
/TABLE

                                   ONCOR, INC.

            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              for the years ended December 31, 1995, 1996, and 1997
                                    (Part II)


                                        Cumulative    Additional
                         Deferred      Translation     Paid-In
                       Compensation     Adjustment     Capital
                       --------------------------------------------------
BALANCE,
December 31, 1994              -         ($13,224)    $94,734,791

 Sales of common
  stock                        -             -          2,801,800

 Exercise of unit
  purchase options             -             -            172,433

 Exercise of stock
  options and
  warrants                     -             -            524,588

 Net unrealized
  holding gain on
  investments                  -             -               -

 Cumulative translation
  adjustment               -              426,011            -

 Net loss                  -                 -                -
                      ------------------------------------------------
BALANCE,
December 31, 1995              -          412,787      98,233,612

 Sales of common
  stock of subsidiaries
  and unconsolidated
  affiliates                   -             -         12,428,145

 Issuance of common
  stock and warrants
  in connection with
  debt                         -             -         12,802,185

 Exercise of stock
  options                      -             -            666,940

 Issuance of common
  stock in connection
  with research and
  development agreements       -             -            460,619



 Issuance and amortization
  of non-employee stock
  options                  (641,270)         -            735,937
 Cumulative translation
  adjustment                   -         (920,959)           -

 Net unrealized holding
  gain on investments          -             -               -

 Net loss                      -             -               -
                         -----------------------------------------------
BALANCE,
December 31, 1996          (641,270)      (508,172)    125,327,438

 Sales of common stock
  and warrants                 -             -             624,520

 Sales of common
  stock of unconsolidated
  affiliates                   -             -             437,525

 Issuance of common
  stock and warrants
  in connection with
  debt                         -              -         10,288,639

 Exercise of stock
  options                      -              -             91,529

 Issuance and amortization
  of non-employee stock
   and options            (237,750)           -          1,103,748

 Cumulative translation
  adjustment                  -         (1,676,170)           -

 Net unrealized holding
  gain on investments         -               -               -

 Net loss                     -               -               -
                      ------------------------------------------------
BALANCE,
December 31, 1997        ($879,020)    ($2,184,342)   $137,873,399
                         ================================================


                   The accompanying notes are an integral part of these consolidated financial statements.
/TABLE

                                   ONCOR, INC.

            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              for the years ended December 31, 1995, 1996, and 1997
                                    (Part III)


                                         Treasury Stock
                         Accumulated  ------------------
                                         Shares   Amount     Total
                       --------------------------------------------------
BALANCE,
December 31, 1994       ($54,426,785)  79,409 ($220,512) $40,278,961

 Sales of common
  stock                         -        -         -       2,809,484

 Exercise of unit
  purchase options              -        -         -        173,616

 Exercise of stock
  options and
  warrants                        -        -         -      526,513

 Net unrealized
  holding gain on
  investments                    -          -     -           2,504

 Cumulative translation
  adjustment                     -         -        -        426,011

 Net loss                 (18,229,737)     -         -    (18,229,737)
                    -------------------------------------------------
BALANCE,
December 31, 1995          (72,656,522)  79,409  (220,512)  25,987,352

 Sales of common
  stock of subsidiaries
  and unconsolidated
  affiliates                      -        -         -      12,428,145

 Issuance of common
  stock and warrants
  in connection with
  debt      .                    -        -          -      13,605,067

 Exercise of stock
  options                        -        -          -         668,535

 Issuance of common
  stock in connection
  with research and
  development agreements          -        -         -         462,104



 Issuance and amortization
  of non-employee stock
  options                         -        -         -          94,667
 Cumulative translation
  adjustment                      -        -         -        (920,959)

 Net unrealized holding
  gain on investments             -        -         -            (650)

 Net loss                 (28,980,174)     -         -     (28,980,174)
                         ------------------------------------------------
BALANCE,
December 31, 1996         (101,636,696)  79,409  (220,512)  23,344,087

 Sales of common stock
  and warrants                    -        -         -         626,080

 Sales of common
  stock of unconsolidated
  affiliates                      -        -         -         437,525

 Issuance of common
  stock and warrants
  in connection with
  debt                            -        -         -      10,445,900

 Exercise of stock
  options                         -        -         -          91,969

 Issuance and amortization
  of non-employee stock
   and options                    -        -         -         865,998

 Cumulative translation
  adjustment                      -        -         -      (1,676,170)

 Net unrealized holding
  gain on investments             -        -         -              94

 Net loss                  (30,947,373)    -         -     (30,947,373)
                    --------------------------------------------------
                                   ONCOR, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Years Ended December 31,
                                     -------------------------------------------
                                                  1995          1996           1997
                                          ----        ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                  ($18,229,737)  ($28,980,174)  ($30,947,373)
  Adjustments to reconcile net loss to
     net cash used in operating activities:
     Issuance of common stock for interest
       and imputed interest on convertible
       notes                                       -          2,755,235      3,177,072
     Issuance of common stock warrants in
       stock of an affiliate as payment
       for interest                                -              -          1,825,962
     Depreciation and amortization             3,028,523      2,858,336      2,928,200
     Gain on disposal of assets                    -           (269,978)         -
     Non-cash product discontinuation              -          1,719,473          -
     Issuance of common stock in
       connection with research and
       development agreements and
       expenses for non-employee
       stock options                               -            556,771        865,998
     Equity in net loss of affiliate
       and minority interest                   2,409,027      4,431,005      4,251,471
     Changes in operating assets
       and liabilities:
       Accounts receivable                      (172,618)     1,434,837        227,605
       Inventories                              (847,473)     1,468,239        348,752
       Other current assets                     (593,076)       269,912       (649,923)
       Deposits and other non-current
         assets                                   25,176          1,776         85,331
       Accounts payable                          705,260       (937,002)       332,048
       Accrued expenses and other
         current liabilities                     (59,360)      (134,451)     1,684,984
       Deferred rent                             (72,858)       (18,223)       259,351
         Net cash used in operating         -------------------------------------------
           activities                        (13,807,136)   (14,844,244)   (15,610,522)
                                     -------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment         (3,127,285)      (630,594)      (743,844)
  Disposals of property and equipment              -            393,194          -
  Acquisitions of businesses (Note 3)           (194,420)         -              -
  Currency protection in Appligene
    agreement                                      -            (44,423)         -
  Purchase of stock in affiliate                   -           (300,000)         -
  Redemptions of investments                  11,973,499        671,733        278,051
         Net cash provided by (used         -------------------------------------------
          in) investing activities             8,651,794         89,910       (465,793)
                                      -------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale of common stock       2,809,484          -            626,080
  Proceeds from sales of stock of
    subsidiary                                 3,034,503      9,099,364          -
  Offering costs of private placement              -            (54,100)         -
  Exercise of stock options                      700,129        668,535         91,969
  Change in restricted funds                       -         (5,432,478)     3,394,895
  Loan to unconsolidated affiliate                 -              -         (1,709,321)
  Payment on notes for acquisitions           (2,990,507)    (1,764,636)         -
  Payment on bank loans                     (1,169,381)      (884,919)      (684,725)
  Proceeds from line of credit                     -              -          3,000,000
  Proceeds from issuance of convertible
    debt and warrants                          7,366,482     13,207,410      2,052,226
         Net cash provided by financing     -------------------------------------------
          activities                           9,750,710     14,839,176      6,771,124
                                     -------------------------------------------

EFFECT OF CHANGE IN EXCHANGE RATE           -------------------------------------------
  ON CASH                                        (95,354)      (485,080)      (879,701)
                                     -------------------------------------------

  Net increase (decrease) in cash and
    cash equivalents                           4,500,014       (400,238)   (10,184,892)

CASH AND CASH EQUIVALENTS, beginning of
  the period                                   9,749,911     13,458,895     13,058,657
                                     -------------------------------------------
CASH AND CASH EQUIVALENTS, end of the
  period                                     $14,249,925    $13,058,657     $2,873,765
                                     ===========================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the year for
    interest                             $389,842       $251,892       $144,276



                  The accompanying notes are an integral part of these consolidated financial statements.

                          ONCOR, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF DECEMBER 31, 1997


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

     Principles of Consolidation

     The consolidated financial statements include the accounts of Oncor, Inc. and all subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company records investments in affiliates owned more than 20%, but not in excess of 50%, using the equity method. Changes in the Company's proportionate share of subsidiaries or affiliate's equity resulting from common stock issuances of subsidiaries and investments in affiliates are credited to equity.

     Significant Risks and Uncertainties

     The following factors may affect the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The Company has incurred significant cash losses throughout its existence and has no immediate expectation to achieve cash positive operations. Through December 31, 1997, the Company has incurred cumulative losses totaling approximately $133 million. The Company's current cash resources are nearly depleted and any cash infusions would likely be required to be utilized first to repay bank debt obligations of $3.0 million.

     The Company has available for use in operations in North America, where most of its cash losses occur, approximately $0.6 million dollars of unrestricted cash at December 31, 1997. Approximately $1.0 million of the cash in North America is not included in this amount because it was restricted as of December 31, 1997. The remaining balance relates primarily to funds restricted to litigation with a former employee (see Note 8). In February 1998, the Company obtained a release of approximately $0.8 million of these funds which had been restricted. During the first quarter of 1998, the Company completed a $5 million equity financing in a private placement of preferred stock. As of February 1998, the Company has available for use in North America approximately $2.7 million.

     Operations of the Company continue to be subject to certain risks and uncertainties including, among others, uncertainties relating to development, significant operating losses, competition, technological uncertainty, reliance on patents and proprietary rights, dependence on key personnel, governmental regulations and legislation and the availability of additional capital. Consequently, there can be no assurance that future operations will show any significant improvement over past results.

     The Company is considering alternative forms of financing, including among other things, equity or debt financing, sale of significant assets which may result from the previously announced retention of Lehman Brothers by the Company to explore strategic alternatives to increase stockholder value, including sale of the Company, sale of publicly-traded OncorMed common stock, third party funding of Codon for future cash requirements and recovery of Oncor advances to Codon and other alternatives.

     While the Company is using its best efforts to consummate one or more of these potential sources of funding, it is possible that the success, if any, of these efforts will not be sufficient to fund the Company for the foreseeable future at its present level of operations. In the event that the Company is unable to raise additional capital by the end of April 1998, the Company may promptly cease significant portions of its programs, projects and business operations. If the pursuit of these potential funding sources proves largely unsuccessful, the Company may be forced into the complete termination of its business operations.

     The Company holds 2.0 million shares of common stock in OncorMed, Inc., a publicly traded affiliate of the Company, whose shares have traded in the past three months in the range of $5.375 to $7.50 per share. The Company is restricted from selling 0.9 million such shares in the public markets due to outstanding options it has issued pursuant to which the Company has offered to sell the shares to the option holders for $4.75 to $6.00 per share. While exercise of such options would generate cash of approximately $4.7 million, such exercise is outside the control of the Company. The remaining 1.1 million shares of common stock of OncorMed can be sold in the public markets only pursuant to restrictions imposed by the SEC such that the complete liquidation of this position in the public markets likely would take a year or more. Trading activity in OncorMed stock is limited, which would further restrict the Company's ability to liquidate a significant portion of its position. The Company is also considering attempting to secure a purchaser for a block of the stock in a private transaction.

     Concentrations of Credit Risk

     The Company and its customers are directly affected by the well being of the health care industry world-wide.
Concentrations of credit risk with respect to receivables is generally limited due to the large number of customers in the Company's customer base. The Company maintains an allowance for doubtful accounts based upon its expectation of the proportion of its receivables it will not able to collect. With respect to its investments, it is the policy of the Company to invest only in publicly traded, investment grade, fixed income securities with minimal exposure to foreign currency risk. The Company does not invest in derivative securities.


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

     Fair Value of Financial Instruments

     Cash, accounts receivable, accounts payable, accrued liabilities and short-term borrowings, as reflected in the financial statements, approximate fair value because of the short-term maturity of those instruments. Affiliate stock issued under warrants is recorded at fair value based upon a valuation model. It was not practicable to estimate the fair value of the Company's long-term debt because quoted market prices do not exist and no rates are currently available to the Company for loans with similar terms or maturities.

     Impairment of Long-Lived Assets

     The Company complies with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." The Company reviews its long-lived assets, including identifiable intangibles; goodwill; and property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates that future undiscounted net cash flows will be less than the carrying amount of the assets. Impairment is measured as the difference between carrying cost and fair market value.

     Cash Equivalents and Investments

     Cash equivalents and investments at December 31, 1996 and 1997, consist primarily of funds invested in money market instruments and commercial paper. Investments with maturities between three months and one year are classified as short-term investments. Investments in securities with original maturities of less than three months are considered cash equivalents. Approximately $1.0 million in restricted cash was pledged as collateral for a loan of an officer and director until February 1998 at which time it was reduced to approximately $0.2 million. Cash of approximately another $1.0 million is held in escrow pursuant to a lawsuit brought by a former employee in France.

     The Company accounts for investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." All investments are classified as available-for-sale securities and, accordingly, carried at fair market value. Unrealized holding gains and losses are excluded from earnings and reported as a net amount in a separate component of shareholders' equity until realized. In computing gains and losses, costs are determined on the basis of specific identification.

     Revenue Recognition

     The Company generally recognizes revenue from sales when the related goods are shipped. Grant and contract revenues are recognized on a percentage-of-completion basis.

     Foreign Currency Translation

     In September 1994, the Company acquired an operation in France (see Notes 3 and 9) for which the functional currency is the French franc ("FF"). Assets and liabilities for the operation have been translated into U.S. dollars using the exchange rates in effect on the respective balance sheet dates. Revenues and expenses have been translated using the average exchange rate during the periods presented. Cumulative translation losses of $0.5 million and $2.2 million at December 31, 1996 and 1997, respectively, have been excluded in determining the results of operations and have been accumulated as a separate component of equity.

     Income Taxes

     The Company files a consolidated U.S. federal income tax return for the parent and all U.S. subsidiaries in which its ownership exceeds 80%. The Company files separate income tax returns in France for its French subsidiaries.

     The Company accounts for its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes."

     With respect to U.S. federal income tax, as of December 31, 1997 the Company has net operating loss carry-forwards ("NOLs") of approximately $100.7 million available to offset future taxable income. The Company also has research and development tax credits of approximately $1.6 million available to reduce future U.S. federal income tax. The tax NOL and research and development tax credits may be used through 2010, but begin to expire in 1998. Despite the NOL and credit carry-forwards, the Company may have an income tax liability in future years due to the application of the alternative minimum tax rules. In addition, the utilization of these tax NOL and credit carry-forwards is subject to statutory limitations regarding changes in ownership. The French company had accumulated capital loss and tax loss carryforwards of approximately 9.8 million and
43.7 million French francs, respectively, at December 31, 1997.

     SFAS No. 109 requires that the tax benefit of financial reporting NOLs and tax credits be recorded as an asset to the extent that management assesses the utilization of such NOLs and tax credits to be "more likely than not." As of December 31, 1997, the Company's net deferred tax assets in the United States and France, the only material element of which is net operating loss carryforwards, were approximately $41.9 million and $2.0 million, respectively, at December 31, 1997 and $34.2 million and $1.6 million at December 31, 1996, respectively. A valuation reserve was recorded against the entire amount of both net deferred tax assets, since the Company has incurred operating losses in the United States since inception and in France on a recent basis. The net deferred tax assets are primarily attributable to net operating losses, capital losses and tax credits.

     Research and Development Costs

     Expenditures for research and development activities are charged to expense as incurred.

     Basic and Diluted Net Loss Per Share

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 is effective for financial statements issued after December 15, 1997. The Company has implemented SFAS No. 128. SFAS No. 128 requires the dual presentation of basic and diluted net loss per share. Basic net loss per share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options, warrants and convertible securities that were outstanding at the end of each period presented were not included in the computation of diluted net loss per share as their effect would be antidilutive. As a result the basic and diluted loss per share amounts are identical.


(3)  MERGERS AND ACQUISITIONS

     Acquisition of Appligene S.A.

     In September 1994, Oncor acquired 98.5% of the outstanding capital stock of Appligene S.A., a French societe anonyme, ("Appligene"). Appligene is a developer, manufacturer and marketer of molecular genetic products and is based in Strasbourg, France. The transaction was accounted for as a purchase and the costs allocated to intangible assets acquired in the acquisition are being amortized on a straight line method over periods of 5 to 10 years, with a weighted average amortization period of 8 years. Intangible assets include the estimated values of employment contracts, patents and licenses, and goodwill.


(4)  REPOSITIONING EXPENSE

     In 1996, the Company adopted a repositioning plan to discontinue the development, manufacture, sale and support of certain imaging, research, and non-oncology genetics products. Recorded repositioning costs of $2.1 million comprise the charge-off of discontinued products, charge-off of goodwill associated with a related business unit, and severance payments to former employees whose employment was terminated in conjunction with the plan.


(5)  TRANSACTIONS INVOLVING SUBSIDIARY AND AFFILIATED COMPANIES

     OncorMed, Inc.

     In 1994, the Company and OncorMed entered into a license agreement pursuant to which OncorMed has a worldwide license to those of Oncor's existing and future human genome technologies which are useful for the purposes of development and commercialization of OncorMed's services. This agreement is subject to rights retained by the Company to use the licensed technologies for development and commercialization of Oncor's products, which may then be sold to OncorMed and to third parties. Under this agreement, OncorMed is obligated to pay royalties semi-annually equal to the greater of 6% of OncorMed's related revenues or $100,000. In February 1997, the terms of the license agreement were amended on a prospective basis to, among other things, broaden the basis of the payments to be made to Oncor, and reduce the minimum payment rates to $25,000 per quarter beginning in the second quarter of 1998.

     From the period of inception of OncorMed until June 6, 1994, the Company advanced funds to OncorMed, the balance of which was converted to a term note due in June 1999 in the principal amount of $715,751 which bears interest at the rate of 7% per year. The note is recorded as a note receivable from unconsolidated affiliate and included in investments and advances to affiliates in the consolidated balance sheet at December 31, 1996 and 1997. Also included in this balance at December 31, 1996 and 1997, is a balance of $109,854 and $50,439, respectively, which is due from OncorMed, a majority of which represents royalties receivable under the license agreement.

     In October 1994, OncorMed completed an initial public offering of 1,335,000 shares of its common stock at $6.00 per share. In November 1994, the Underwriter exercised the over-allotment option to purchase an additional 200,250 shares at $6.00 per share. The effect of this transaction was to reduce the Company's ownership interest in OncorMed from 83% to approximately 40%. As the Company's voting interest was thereafter less than 50%, the Company has since accounted for its investment in OncorMed using the equity method of accounting. In February 1996, OncorMed completed a public offering of 2,000,000 shares of its common stock at $7.75 per share. The effect of this transaction was to reduce the Company's ownership interest in OncorMed to approximately 29%. The public offering resulted in an increase in the Company's proportionate share of OncorMed's equity which was recorded as an increase to the Company's investment in OncorMed and in its paid-in-capital. In February 1997, Incyte Pharmaceuticals, Inc. granted OncorMed a non-exclusive license. In consideration for the grant of the license and $3.0 million cash, OncorMed issued 773,588 shares of common stock and a warrant to purchase up to ten percent of OncorMed's outstanding stock at the date of the warrant's exercise. The effect of this transaction was to reduce the Company's ownership interest in OncorMed to approximately 25% and an increase the Company's proportionate share of OncorMed's equity which was recorded as an increase to the Company's investment in OncorMed and its paid-in capital.

     Summarized financial information of OncorMed is as follows:
                                 1995            1996            1997
                                 ----            ----            ----
Condensed Statement of
Income
     Net Sales                  $311,387       $627,390        $959,645
     Operating Loss           (6,686,134)    (7,915,717)    (10,974,088)
     Net Loss                $(6,510,547)   $(7,455,973)   $(10,746,329)

Condensed Balance Sheet
     Current Assets             $931,122      $7,934,124     $2,052,363
     Non-current Assets        1,520,752       1,179,851      1,124,252

     Current liabilities       1,331,806       1,444,762      1,775,458
     Non-current liabilities     726,261           719,334           724,347
     Shareholders' equity       $393,807      $6,949,879       $676,810

     The current market value of the Company's investment in OncorMed is approximately $11.8 million.

     The Company currently holds 2.0 million shares of common stock in OncorMed. The Company is restricted from selling 0.9 million such shares in the public markets due to outstanding warrants it has issued pursuant to which the Company has offered to sell the shares to the warrant holders for $4.75 to $6.00 per share (see Note 11). While exercise of such warrants would generate cash of approximately $4.7 million, such exercise is outside the control of the Company. The remaining 1.1 million shares of common stock of OncorMed can be sold in the public markets only pursuant to restrictions imposed by the SEC such that the complete liquidation of this position in the public markets likely would take a year or more. Trading activity in OncorMed stock is limited, which would further restrict the Company's ability to liquidate a significant portion of its position.
     Codon Pharmaceuticals, Inc.

     In June 1994, the Company formed and incorporated Codon Pharmaceuticals, Inc. ("Codon"), formerly known as OncorPharm, Inc., to develop and commercialize the therapeutic application of Oncor's technologies in the field of genetic repair and certain other technologies. The Chief Executive Officer of the Company is the Chairman of the Board of Directors of Codon. The Company contributed $1.0 million in exchange for 2,000,000 shares of Codon common stock. During the remainder of 1994, the Company advanced funds aggregating approximately $0.6 million to Codon to augment its working capital. Codon performed research services for the Company which reduced its obligations pursuant to the advances. In December 1994, the balance of the advances was converted into a note which was convertible into the common stock of Codon at a rate of $2.00 principal amount for each share of common stock. This note was converted into 316,251 shares of common stock in 1995.

     In December 1994, Codon issued an aggregate of 450,000 shares of common stock to certain members of its board of directors at $.50 per share. In February through May 1995, Codon issued an aggregate of 140,000 shares of common stock at $.50 per share and in April 1995, completed a private placement of 1,500,000 shares of convertible preferred stock at $2.00 per share. On April 2, 1996, Codon completed a private placement of 1,012,667 of its preferred shares of stock at $3.00 per share. The Company purchased 100,000 shares in this second private placement. The effect of these transactions was to reduce the Company's ownership interest in Codon to approximately 42%. As the Company's voting interest was less than 50%, the Company has since accounted for its investment in Codon using the equity method of accounting. The financial statements of the Company for the year ended December 31, 1996 have been retroactively adjusted to record the results of Codon pursuant to the equity method of accounting from January 1, 1996. The restatement had no impact on the Company's consolidated net loss or net loss per share. Included in receivable from affiliates at December 31, 1996 is approximately $123,000 due from Codon.

     In February 1998, the Company exchanged approximately 1.65 million shares of common stock for all the outstanding shares of Codon not held by the Company. The effect of this transaction was to increase the Company's ownership of Codon to 100%. This transaction will be accounted for as a purchase. The Company is in the process of valuing the consideration issued in this transaction and allocating that value to the various assets acquired. The Company, based on its preliminary analysis, believes that a substantial portion of all of the purchase price will be allocated to research and development projects in process and expensed in the first quarter of 1998.

     Codon is presently seeking additional funding from other sources to continue its research efforts. Thus far, such efforts have not been successful and there can be no assurance that such funding will be available or that Codon will be successful in developing or commercializing any therapies or products.


     Summarized financial information of Codon for the period of equity accounting is as follows:

                                          1996              1997
                                          ----              ----
                                      (unaudited)        (unaudited)
Condensed Statement of Income
     Net Sales                        $    -0-          $    -0-
     Operating Loss                    (4,033,733)       (3,433,610)
     Net Loss                         $(4,222,904)      $(3,354,285)

Condensed Balance Sheet
     Current Assets                   $   448,255       $    50,268
     Non-current Assets                 1,434,677         1,180,393

     Current liabilities                  392,604         1,557,803
     Non-current liabilities              123,037         1,652,424
     Shareholders' equity             $ 1,367,291       $(1,979,566)

     Appligene Oncor S.A.

          In July 1996, Appligene Oncor S.A. ("Appligene"), the European subsidiary of the Company, completed an initial public offering of newly issued common shares for approximately $8.6 million. As a result of this transaction, the Company's equity interest in Appligene was reduced to approximately 80%.


(6)  RESEARCH, DEVELOPMENT AND LICENSING AGREEMENTS

     Johns Hopkins Collaborative Research Agreement

     In October 1992, the Company entered into a joint Collaborative Research Agreement for the discovery and commercialization of new genetic technologies for the detection of cancer with The Johns Hopkins University School of Medicine ("Johns Hopkins"). The Company paid $0.4 million in 1995, $0.5 million in 1996, and $0.5 million in 1997 under the agreement which expires in December 1998.


(7)  STOCKHOLDERS' EQUITY

     Subsequent Event for Issuance of Preferred Stock

     The Company is authorized to issue up to 1,000,000 shares of Preferred Stock (par value of $.01 per share). The rights of any Preferred Stock ultimately issued will be determined by the Board of Directors upon issuance. In January 1998, the Company completed a $5 million equity financing in a private placement of 500 shares of Series A preferred stock. The preferred stock is convertible into common stock of the Company under certain circumstances, generally in a period beginning after 90 days, at prices equal to the lower of (i) 100% (reducing over time to 90%) of the average of the lowest closing bid price of the common stock on any two of the most recent 22 trading days preceding the date of conversion and (ii) $4.56. In addition, the Company issued warrants to purchase 125,000 shares of common stock in connection with the transaction, with an exercise price of $5.16 per share. The investors and the Company each have rights to increase the amount of the investment under certain circumstances.

     Common Stock, Convertible Notes and Warrants

     On December 30, 1996, the Company completed a private placement of 6% five-year unsecured notes convertible into shares of Common Stock of the Company and warrants to purchase an aggregate of 250,000 shares of the Company's Common Stock. The Company received total proceeds of approximately $10.0 million of which $0.4 million was allocated to the warrants. Issuance costs were not significant. The notes are immediately convertible at the option of the holder and will be automatically converted upon maturity. The notes are convertible at the lesser of $5.00 per share or 80.0% of the market value of the Common Stock at the time of conversion over a period of approximately five months.
As of December 31, 1997, the balance of convertible notes outstanding was approximately $4.7 million.

     On September 30, 1996, the Company completed a private placement of 6% three-year unsecured notes convertible into shares of Common Stock of the Company and warrants to purchase an aggregate of 250,000 shares of the Company's Common Stock. The Company received total proceeds of $5.0 million of which $0.4 million was allocated to the warrants. Issuance costs were not significant. As of December 31, 1997, all of these notes had been converted.

     In December 1995, the Company completed a private placement of 768,384 shares of its Common Stock and issued convertible 4.5% unsecured notes payable of $7.0 million. Total proceeds, net of issuance costs were approximately $9.3 million. As of December 31, 1996, all these notes had been converted.

     The Company records as interest expense the difference between the conversion price and the quoted price of the stock issuable upon conversion of convertible debentures with a fixed conversion benefit. This imputed interest is accreted from the date of issuance through the expected period for which the rights are earned. The interest expense recorded in 1996 and 1997 pursuant to this accounting convention is approximately $2.6 million and $3.0 million, respectively.

     In January and September of 1996 and in February of 1997 and February of 1998, the Company filed registration statements on Form S-3 with the Securities and Exchange Commission covering the sale of up to 4,455,510, 4,631,495, 4,907,645 and 5,587,965 shares, respectively, of Common Stock held by third party shareholders or issuable under certain contractual conditions, including shares issuable on exercise of certain options and warrants and the conversion of certain notes payable. Generally, the registration statements will remain effective for up to three to five years.

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

     On May 23, 1997, the Board of Directors authorized a regrant program (the "1997 Regrant Program") which allowed active current option holders, excluding executive officers, to forego earned vesting and elect to exchange all or some of their outstanding options, ranging in exercise price from $4.125 to $7.50 per share, for new options under the Company's 1992 Stock Option Plan, to purchase shares of the common stock at a new price of $3.625, the closing price on May 23, 1997, the regrant date under the 1997 Regrant Program. Options to purchase approximately 462,000 shares of common stock were canceled and regranted.
Stock options that were regranted began vesting over a four year period measured from May 23, 1997.

     The Company accounts for this plan under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with FASB Statement No. 123 (the "Statement"), the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                 1995           1996           1997
                                 ----           ----           ----
Net Loss:     As Reported   ($18,229,737)  ($28,980,174)  ($30,947,373)

              Pro Forma     ($18,664,502)  ($30,544,795)  ($32,813,548)

Net Loss
Per Share:    As Reported      ($0.87)         ($1.26)        ($1.21)

              Pro Forma        ($0.89)         ($1.33)        ($1.28)

Because the method of accounting promulgated by the Statement has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected on a pro forma basis in future years.

     The fair market value of each option grant is estimated using the Black-Scholes option pricing model with the following assumptions used for grants in 1995, 1996 and 1997: risk-free interest rates of 4 percent, 4 percent and 5 percent, respectively; expected lives of 5.9 years for the options; and expected volatility of 56 percent.
     Transactions relating to the Company's stock option plans are as follows:

                             1992 Stock Option Plan      Special Stock Options
                           -------------------------- --------------------------
                             Number of  Weighted Avg.   Number of   Weighted Avg.
                              Shares     Ex. Price       Shares      Ex. Price

Balance, December 31, 1994   2,265,302     $5.0418       549,851     $2.7206

     Granted                 1,403,000      4.6600        15,000      4.0000

     Exercised                 (93,668)     4.0900       (98,763)     1.7400

     Canceled                 (165,264)     4.8600       (61,737)     3.9200
                            -----------  ----------    ----------   ----------

Balance, December 31, 1995   3,409,370      4.9200       404,351      2.8854

     Granted                 1,181,333      4.7600          -            -

     Exercised                (158,751)     4.2000          (522)     2.4600

     Canceled                 (883,967)     5.0000        (3,829)     2.3800
                            -----------  ----------    ----------   ----------

Balance, December 31, 1996   3,547,985      4.8600       400,000      2.8906

     Granted                 1,108,400      3.9243       240,000      3.6600

     Exercised                 (39,500)     1.8072          -            -

     Canceled                 (679,400)     5.2930       (50,000)     5.6250
                            -----------  ----------    ----------   ----------
Balance, December 31, 1997   3,937,485     $4.5559       590,000     $2.9718
                            ===========  ==========    ==========   ==========

Options exercisable at
    December 31, 1997(1)     2,142,249     $4.8300
                            ===========  ==========
Options not exercisable at
    December 31, 1997(2)     1,795,236     $4.2288
                            ===========  ==========
__________________

(1) Range of price for exercisable options:       $1.0625 - $7.75
(2) Range of price for non-exercisable options:   $3.3125 - $6.875
/TABLE

     Summary of reserved shares

     As of December 31, 1997, the Company has reserved the following shares of Common Stock for future use as follows:


     Unit purchase options. . . . . . . . . . .      118,346
     1992 stock option plan . . . . . . . . . .    3,937,485
     Special stock options. . . . . . . . . . .      590,000
     Conversion of debentures issued
       to debenture holders . . . . . . . . . .    3,140,688
     Warrants issued in conjunction with
       private placements . . . . . . . . . . .      530,836
                                                   ---------
                                                   8,317,355
                                                   =========

     In February 1998, the Company filed an S-3 to register
5,587,965 shares of common Stock for the private placement of convertible preferred stock.

(8)  COMMITMENTS AND CONTINGENCIES

     The Company has royalty arrangements with certain consultants and institutions that call for royalty payments based upon a percentage of sales developed under the royalty agreements. Royalty expense for the years ended December 31, 1995, 1996 and 1997 was approximately $0.2, $0.3 and $0.4, respectively. In addition, the Company has entered into certain research support agreements (see Note 6). Annual minimum royalty and research support payments, as of December 31, 1997, are as follows:

               For the Year
                  Ending
                December 31,             Amount
               -------------          ------------

                   1998  . . . . . .     $823,100
                   1999  . . . . . .      184,600
                   2000  . . . . . .      123,100
                   2001  . . . . . .      123,100
                   2002  . . . . . .      123,100
                   Thereafter  . . .      122,100
                                       -----------
                             TOTAL     $1,499,100
                                       ===========

     The Company leases office space and laboratory facilities under operating lease agreements which expire in periods from 1997 to 2004. Lessor concessions with respect to space buildout and rental abatement, result in a deferred rent credit at December 31, 1997 of $0.3 million. Rental expense for the years ended December 31, 1995, 1996 and 1997 was approximately $0.7 million, $0.8 million and $0.9 million, respectively. Minimum lease payments under these lease agreements, excluding operating expense pass-throughs, as of December 31, 1997, are as follows:



               For the Year
                  Ending
                December 31,             Amount
               -------------          ------------

                   1998  . . . . . .   $1,051,994
                   1999  . . . . . .    1,079,738
                   2000  . . . . . .    1,112,129
                   2001  . . . . . .    1,145,494
                   2002  . . . . . .    1,179,858
                   Thereafter  . . .    1,523,020
                                       -----------
                             TOTAL     $7,092,233
                                       ===========


     In February 1995, the Company entered into a lease which was accounted for as a capital lease with a net present value of future obligations of approximately $1.2 million.

     The Company had guaranteed a loan of an officer/director for up to approximately $1.0 million. The loan is due upon demand and collateralized by the Company's stock owned by the officer. The guarantee is collateralized by cash deposits of the Company. In February 1998, the officer/director repaid the loan in part and the Company obtained a release of approximately $0.8 million of funds which were issued to collateralize the Company's guarantee of the loan.

     The Company has made advances to or paid expenses on behalf of the same officer/director in an amount outstanding at December 31, 1997 of approximately $300,000. The officer executed term notes on September 19, 1997, due September 30, 2000, in this amount. The notes bear interest at 6% per annum, payable in monthly instalments of principal and interest of five thousand dollars ($5,000), commencing October 1, 1997, each successive payment to be made on the first day of each succeeding month, thereafter, until September 30, 2000, when all remaining unpaid principal and interest shall be paid in full. In March 1998, the Company, in exchange for certain covenants and consideration, reduced the outstanding instalments by $75,000.
No other payments or reductions in the note balances have occurred.

     The University of California and its licensee, Vysis, Inc. ("Vysis"), filed suit against Oncor on September 5, 1995 in the United States District Court for the Northern District of California (the "Court"), alleging infringement of U.S. Patent
No. 5,447,841 entitled Methods and Compositions for Chromosome Specific Staining which issued on that same date. The patent relates to a method of performing in situ hybridization using a blocking nucleic acid that is complementary to repetitive sequences which are present in the hybridization probe. The Company filed motions for summary judgment of invalidity, non-infringement and unenforceability of the patent claims in suit, which were denied in August and December 1997. In August 1997, the Court granted Vysis' motion for summary judgment on novelty and non-obviousness with respect to the patent, and granted in part and denied in part Vysis' motion for summary judgement that the patent in suit is infringed. The Company also filed a motion which would have permitted an immediate appeal to have been taken on claim interpretation and invalidity issues, but was denied in October 1997. On February 3, 1998, the Company notified the
Court that it intended to concede that the Company's probes, when used with metaphase chromosomes infringed the Vysis patent. On March 20, 1998, Vysis filed a motion requesting that the Court
(i) establish that use of the Company's INFORM(TM) product infringes the patent in suit, or alternatively that the Company be precluded from presenting evidence that such use would infringe the patent in suit, (ii) permit Vysis to present to the jury at trial evidence concerning the Company's alleged failure to produce documents and false statements, and (iii) direct the Company to pay to Vysis approximately $42,500. The Company intends to oppose that motion. A trial date of April 20, 1998 has been set by the Court to litigate the remaining issues. The Company and Vysis have entered into discussions, including proposals and counterproposals, with the objective of settling all claims prior to trial. A failure to successfully defend against or settle this suit may result in damages being assessed against the Company and an injunction against the sale of most of the Company's probes and genetic test kits, either of which would likely have a material and adverse effect on the Company's business, financial condition or results of operations.

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


(9)  SEGMENT INFORMATION

     The Company operates in one dominant business segment, biomedical research products, with research, development, manufacturing and marketing in the United States and Europe. The operations in Europe were acquired through the acquisition of Appligene in September 1994.

     Product sales relating to each geographic region are as follows:

                                       Years Ended December 31,
                                       ------------------------
                                  1995            1996          1997
                                  ----            ----          ----
     United States . . . . .  $ 7,167,415    $ 6,644,041    $ 5,068,192
     Europe. . . . . . . . .    7,707,198      7,018,994      6,298,610
     Japan . . . . . . . . .      580,514        964,762        801,410
     Other . . . . . . . . .      737,709        695,370        780,771
                              ------------   ------------   ------------
                              $16,192,836    $15,323,167    $12,948,983
                              ============   ============   ============

     Revenues, largely in Europe, attributable to the Company's operations in France for the years ended December 31, 1995, 1996 and 1997 were approximately $7.3 million, $7.1 million and $6.6 million, respectively, and net loss for the same periods were $0.9 million, $2.8 million and $4.0 million, respectively. The Company's identifiable assets in France at December 31, 1995, 1996 and 1997 were carried at approximately $9.2 million, $9.8 million and $5.1 million, respectively, largely comprising goodwill.

     In 1996, the pharmaceutical imaging business unit was sold for aggregate proceeds of $0.4 million and a net gain of $0.3 million which is included in other income in the accompanying income statement.


(10) RETIREMENT PLAN

     In 1991, the Company adopted a defined contribution savings plan (the "Plan") in accordance with Section 401(k) of the Internal Revenue Code. The Plan covers all permanent employees who have attained the age of 21. Under the Plan, the Company may make discretionary contributions. The Company has made no discretionary contributions to date and has no plans to do so.


(11) LINE OF CREDIT

     During 1997, the Company obtained a $3.0 million line of credit which expires on October 31, 1998. Outstanding borrowings at December 31, 1997, were $3.0 million. The line is guaranteed by certain shareholders whose guarantees are secured by substantially all of the assets of the Company. The line bears interest at a rate equal to the prime rate, as reported in the Wall Street Journal, plus 2.0%, which is payable quarterly through July 31, 1998. The Company issued options to purchase 900,000 shares of OncorMed, Inc. ("OncorMed," a 25% owned affiliate), held by the Company in conjunction with establishing and extending this line of credit. The Company has valued the options at approximately $3.8 million which is reflected as a liability on the balance sheet. Approximately $1.8 million of the value of the options was recorded as a charge to interest and other non-operating expense in 1997. The remaining deferred financing fees are included in other current assets and will be charged to interest expense in future periods over the term of the line of credit.
(12) LONG-TERM DEBT

     Long-term debt at December 31 consists of the following obligations:

                                                     1996             1997
                                                     ----             ----
Convertible notes issued by the Company
in connection with private placements,
bearing interest at a rate of 6% per year,
payable semi-annually, due in 2001.               $8,851,589       $4,658,959

Obligation under capital lease bearing
interest at 5.62% (collateralized by
building) with final maturity in 2010.             1,075,070          865,953

Various other notes payable to a French
government funding agency and to banks,
primarily secured by the assets of a
subsidiary.                                        1,178,788          893,409
                                                 ------------     ------------
                    Total long-term debt          11,105,447        6,418,321

                    Less current maturities          719,337          551,242
                                                ------------     ------------

                    Non-current portion          $10,386,110       $5,867,079
                                                ============     ============

     The conversion price of the convertible notes payable at December 31, 1997 is 80.0% of the average market price for the Common Stock for the five consecutive trading days ending one trading day prior to the date of the conversion notice and the conversion price is the lower of the aforementioned or $5.00 per share; the conversion of the notes are also subject to certain additional restrictions.

     The aggregate maturities of long-term debt at December 31, 1997, are as follows:


               1998                 $  551,242
               1999                    380,137
               2000                    202,050
               2001                  4,843,703
               2002                    194,606
               Thereafter              246,583
                                    -----------
                          TOTAL     $6,418,321
                                    ===========

(13) SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

     Inventories

     Inventories consist of genetic probes, hybridization systems and reagents in various manufactured states. They are stated at lower of cost (first-in, first-out) or market.

     Inventories consist of the following:


                                                As of December 31,
                                         ----------------------------
                                             1996             1997
                                             ----             ----

     Raw materials . . . . . . . . . . . $1,595,485        $  980,379
     Work in process . . . . . . . . . .  1,043,611           994,600
     Finished goods. . . . . . . . . . .  1,200,534         1,186,162
                                         ----------        ----------
                                         $3,839,630        $3,161,141
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

     Property and equipment consist of the following:

                                                As of December 31,
                                         ----------------------------
                                             1996             1997
                                             ----             ----

     Building . . . . . . . . . . . . .  $1,155,338       $1,010,680
     Laboratory equipment . . . . . . .   3,713,500        3,892,403
     Office equipment, furniture and
       fixtures . . . . . . . . . . . .   5,011,235        4,985,281
     Leasehold improvements . . . . . .   1,015,180        1,092,558
                                        ------------     ------------
                                         10,895,253       10,980,922
     Less -- Accumulated depreciation
       and amortization . . . . . . . .  (5,850,983)      (6,805,154)
                                        ------------     ------------
     Net property and equipment . . . .  $5,044,270       $4,175,768
                                        ============     ============


     Accrued Expenses and Other Current Liabilities

     Accrued expenses and other current liabilities consist of the following:

                                                As of December 31,
                                         ----------------------------
                                             1996             1997
                                             ----             ----
     Employee benefits. . . . . . . . .  $  512,063       $  592,288
     Accrued royalties. . . . . . . . .     125,025          166,496
     Unbilled professional fees . . . .     280,000          381,250
     Deferred revenue . . . . . . . . .      73,933           18,000
     Accrued taxes. . . . . . . . . . .        -             156,093
     Liability to the market maker in
       subsidiary stock . . . . . . . .     500,000             -
     Severance. . . . . . . . . . . . .        -             179,698
     Other. . . . . . . . . . . . . . .     165,879          203,919
                                         -----------      -----------
                                         $1,656,900       $1,697,744
                                         ===========      ===========

     Other Current Assets

     Other current assets as of December 31, 1997 consist primarily of deferred financing fees of $2.0 million. The costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the lives of the related debt.

     Supplemental Schedule of Non-Cash Investing and
     Financing Activities

     Transactions relating to the issuance of shares of its Common Stock by the Company in connection with conversion of convertible debt during 1997 and 1996 are as follows:


                 YEAR         SHARES ISSUED         VALUE

                 1997           2,888,088        $10,317,520

                 1996           2,163,242        $12,823,817


     In 1997, the Company issued options to purchase 900,000 shares of its 25% owned affiliate OncorMed in consideration for establishing and extending a line of credit.

     In February 1995, the Company entered into a $1.2 million capital lease of a building.


                             PART III


     For information concerning Item 10, Directors and Executive Officers of the Registrant, Item 11, Executive Compensation,
Item 12, Security Ownership of Certain Beneficial Owners and Management and Item 13, Certain Relationships and Related Transactions, see the definitive proxy statement of Oncor, Inc., relative to the Annual Meeting of Shareholders to be held in June 1998, to be filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

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

               (No other financial schedules are required.)



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

               10.2 Unit Purchase Option dated May 25, 1989
                    between Oncor, Inc. and D.H. Blair & Co.,
                    Inc., along with a schedule of nearly
                    identical unit purchase options issued to other parties. (Filed as Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and incorporated herein by reference.)

               10.3 Stock Option Agreement dated October 18, 1989
                    between Oncor, Inc. and Taylor & Turner, L.P. (Filed as Exhibit 10.41 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and incorporated herein by reference.)

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

              10.13 Lease dated June 28, 1991 between Oncor, Inc.
                    and Avenel Associates Limited Partnership.
                    (Filed as Exhibit 10.14 to the Registrant's
                    Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference.)
             10.14 Distribution Agreement dated November 28, 1991 between Oncor, Inc. and Medical Systems. (Filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference.)

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

                              ONCOR, INC.


Date:     March 26, 1998      By
                                   Stephen Turner
                                   Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date                     Signature                     Title


March 26, 1998                                   Chairman of the
                    Jose J. Coronas              Board

March 26, 1998                                   Chief Executive
                    Stephen Turner               Officer (Principal
                                                 Executive Officer)

March 26, 1998                                   President, Chief
                    Cecil Kost                   Operating Officer
                                                 and Director

March 26, 1998                                   Vice President,
                    John L. Coker                Secretary and
                                                 Treasurer
                                                 (Principal Financial
                                                 Officer)

March 26, 1998                                   Director
                    Derace L. Schaffer

March 26, 1998                                   Director
                    William H. Taylor II

March 26, 1998                                   Director
                    Timothy J. Triche

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ONCOR, INC.


Date:     March 26, 1998      By   /s/ Stephen Turner
                                   Stephen Turner
                                   Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date                     Signature                     Title


March 26, 1998      /s/ Jose J. Coronas          Chairman of the
                                                 Board

March 26, 1998      /s/ Stephen Turner           Chief Executive
                    Stephen Turner               Officer (Principal
                                                 Executive Officer)

March 26, 1998      /s/ Cecil Kost               President, Chief
                                                 Operating Officer
                                                 and Director

March 26, 1998      /s/ John L. Coker            Vice President,
                    John L. Coker                Secretary and
                                                 Treasurer
                                                 (Principal Financial
                                                 Officer)

March 26, 1998      /s/ Derace L. Schaffer       Director
                    Derace L. Schaffer

March 26, 1998      /s/ William H. Taylor II     Director
                    William H. Taylor II

March 26, 1998      /s/ Timothy J. Triche        Director
                    Timothy J. Triche

        REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES



To Oncor, Inc.:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Oncor, Inc., and subsidiaries included in this Form 10-K and have issued our report thereon dated February 20, 1998 (except with respect to the financial condition of the Company described in Note 1, as to which the date is March 26, 1998, and to the Vysis matter described in Note 8, as to which the date is March 20, 1998). Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II Valuation and Qualifying Accounts is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.








                                        ARTHUR ANDERSEN LLP


Washington, D.C.,
February 20, 1998
                              ONCOR, INC.

            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                Additions
                    Balance at    charged to                   Balance
                    beginning     expenses                      at end
                        of period    (recoveries)    Write-offs     of period
                    ----------   ------------   -------------  -----------

December 31, 1995
-----------------

Allowance for
 doubtful accounts     173,351          200,295    (32,764)    340,882



December 31, 1996
-----------------

Allowance for
 doubtful accounts         340,882        73,408       (42,306)      371,984


December 31, 1997
-----------------

Allowance for
 doubtful accounts         371,984        46,647          -          418,631

/TABLE

                                                   EXHIBIT 23



                CONSENT OF INDEPENDENT PUBLIC ACCOUNTS



As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K, into the Company's previously filed S-3 Registration Statement File Nos. 333-00085, 333-00735, 333-11997, 333-20425 and 333-46855,
and into S-8 Registration Statement File Nos. 33-83830 and
33-81021.








                                        ARTHUR ANDERSEN LLP


Washington, D.C.
March 25, 1998