Form 10-Q
period 1998-03-31
ONCOR INC
filed 1998-05-15
CIK 806637

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarter ended March 31, 1998

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



               YES  x                        NO



At April 30, 1998, there were 30,203,299 shares of Common Stock outstanding.



                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

     The unaudited consolidated balance sheet as of March 31, 1998, the audited consolidated balance sheet as of December 31, 1997 and the unaudited consolidated statements of operations for the three month period ended March 31, 1998 and 1997 and of cash flows for the three month period ended March 31, 1998 and 1997 set forth below, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. Oncor, Inc. (the "Company") believes that the disclosures made are adequate to make the information presented not misleading.

     In the opinion of management of the Company, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of results for the periods presented. Management suggests that this financial information be read in conjunction with the Form 10-K, including "Item 1. Business - Additional Risk Factors," filed with the Commission for the year ended December 31, 1997.

     The results for the first quarter ended March 31, 1998, presented in the accompanying financial statements, are not necessarily indicative of the results for the entire year.


                                ONCOR, INC.

                        CONSOLIDATED BALANCE SHEETS

                                                         As of
                                           -----------------------------
                                             Mar. 31, 1998   Dec. 31, 1997
                                             -------------   -------------

                                  ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                    $2,660,794     $2,873,765
  Short-term investments, at market               578,934        110,547
  Restricted cash                               1,368,998      2,012,611
  Accounts receivable, net of allowance
    for doubtful accounts of approxi-
    mately $441,000 and $419,000                2,189,065      2,028,239
  Receivable from Officer/Director                221,874        296,874
  Inventories                                   3,423,218      3,161,141
  Receivable from affiliates                      149,153         50,439
  Other current assets                          2,592,791      3,036,676
                                             -------------   ------------
    Total current assets                       13,184,827     13,570,292
                                             -------------   ------------

NON-CURRENT ASSETS:
  Property and equipment, net                   4,988,460      4,175,768
  Deposits and other non-current assets           394,634        397,801
  Investment in and advances to affiliates        121,600        856,064
  Intangible assets, net                        4,473,062      4,884,234
                                             -------------   ------------
    Total non-current assets                    9,977,756     10,313,867
                                             -------------   ------------

     Total assets                             $23,162,583    $23,884,159
                                             =============   ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                             $3,949,107     $3,141,845
  Accrued expenses and other current
    liabilities                                 1,669,476      1,697,744
  Notes payable                                 3,012,647      3,013,131
  Affiliate stock issuable under warrants       3,787,500      3,787,500
  Current portion of long-term debt               470,805        551,242
                                             -------------   -------------
    Total current liabilities                  12,889,535     12,191,462
                                             -------------   -------------

NON-CURRENT LIABILITIES:
  Long-term debt                                2,395,901      5,867,079
  Deferred rent                                   247,562        259,351
                                             -------------   -------------
    Total non-current liabilities               2,643,463      6,126,430
                                             -------------   -------------

     Total liabilities                         15,532,998     18,317,892
                                             -------------   -------------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN CONSOLIDATED
  SUBSIDIARY                                    2,258,069      2,378,157
                                             -------------   -------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 1,000,000
    shares authorized, 500 shares issued,
    entitled to $12,000 per share in
    liquidation                                 5,260,833           -
  Common stock, $.01 par value,
    50,000,000 shares authorized,
    29,996,706 and 27,302,384 issued;
    29,917,297 and 27,222,975 outstanding         299,967        273,024
  Common stock warrants outstanding             1,190,880        909,630
  Additional paid-in capital                  147,467,158    137,873,399
  Deferred compensation                          (702,414)      (879,020)
  Unrealized gain on investments                      (77)         -
  Cumulative translation adjustment            (2,413,170)    (2,184,342)
  Accumulated deficit                        (145,511,149)  (132,584,069)
  Less - 79,409 shares of common
    stock held in treasury, at cost              (220,512)      (220,512)
                                             -------------   -------------
    Total stockholders' equity                  5,371,516      3,188,110
                                             -------------   -------------

     Total liabilities and
     stockholders' equity                     $23,162,583    $23,884,159
                                              ============   =============


                The accompanying notes are an integral part of these consolidated financial statements.

/TABLE

                                   ONCOR, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                   For the Three Months Ended
                                            March 31,
                                 ------------------------------
                                      1998            1997
                                 ------------------------------
GROSS REVENUES:
  Product sales                   $3,566,504       $3,204,386
  Grants and contracts               268,274          122,750
                                -------------     ------------

  Gross revenues                   3,834,778       3,327,136

OPERATING EXPENSES:
  Direct cost of sales             1,739,898       1,930,049
  Amortization of
   intangibles                       276,909         307,119
  Write off of acquired
   research & development
   projects in process             5,726,803           -
  Selling, general and
   administrative                  4,687,386        3,241,100
  Research and development         1,810,596        1,540,530
  Clinical and regulatory            296,197          456,166
                                -------------     ------------

  Total operating expenses        14,537,789        7,474,964

LOSS FROM OPERATIONS             (10,703,011)      (4,147,828)

OTHER INCOME (EXPENSE):
  Investment income                   77,791          193,845
  Interest and other expenses,
   net                              (685,435)      (2,745,923)
  Foreign exchange loss               (1,314)          (4,787)
  Equity in net loss of
   affiliates                     (1,038,028)      (1,299,087)
                                -------------     ------------
                                  (1,646,986)      (3,855,952)


   Net loss                     ($12,349,997)     ($8,003,780)
                                =============     ============

  Dividends and accretion on
   convertible preferred
   stock                            (577,083)            -
                                -------------     ------------
NET LOSS APPLICABLE TO
  COMMON STOCK                  ($12,927,080)     ($8,003,780)
                                =============     ============

BASIC AND DILUTED
  NET LOSS PER SHARE                 ($0.46)         ($0.32)
                                =============     ============

WEIGHTED-AVERAGE COMMON
  SHARES OUTSTANDING              28,392,882       24,865,816
                                =============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.
/TABLE

                               ONCOR, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                            For the three months ended March 31,
                                            ------------------------------------
                                                    1998              1997
                                            ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                      ($12,349,997)     ($8,003,780)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
      Issuance of common stock for interest
       on convertible notes                           41,282        2,175,000
      Issuance of common stock in
       connection with research and
       development agreements                           -             111,681
      Write off of acquired research &
       development                                 5,726,803             -
      Depreciation and amortization                  630,846          649,547
      Expenses for non-employee stock options        176,606          107,118
      Equity in net loss of affiliate
       and other                                   1,038,028        1,319,670
      Changes in operating assets
       and liabilities:
        Accounts receivable                         (200,073)         235,403
        Inventories                                 (292,911)        (295,661)
        Other current assets                         451,562           29,129
        Deposits and other non-current assets         (8,540)         (24,743)
        Accounts payable                             678,595         (153,407)
        Accrued expenses and other
         liabilities                                (217,258)         384,941
        Deferred rent                                (11,789)            -
                                                 -------------     -------------
          Net cash used in operating
           activities                             (4,336,846)      (3,465,102)
                                                 -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                (98,252)        (114,303)
  Cash acquired in Codon acquisition                  52,044
  Purchases of investments                          (468,464)      (2,421,755)
                                                -------------     -------------
        Net cash used in investing
           activities                               (514,672)      (2,536,058)
                                                -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of preferred stock            4,965,000             -
  Exercise of stock options and warrants              37,500           19,950
  Reduction in restricted funds                      613,561        4,732,478
  Payment on bank loans                             (236,752)         (96,201)
  Loan to unconsolidated affiliate                  (674,415)        (250,000)
  Proceeds from borrowings and issuance
    of warrants                                         -           2,000,000
                                                -------------     -------------
      Net cash provided by (used in)
          financing activities                     4,704,894        6,406,227
                                                -------------     -------------

                                                -------------     -------------
EFFECT OF CHANGE IN EXCHANGE RATE ON CASH            (66,347)        (522,532)
                                                -------------     -------------

  Net decrease in cash and cash
   equivalents                                      (212,971)        (117,465)

CASH AND CASH EQUIVALENTS, beginning of
  the period                                       2,873,765       13,058,657
                                                -------------     -------------

CASH AND CASH EQUIVALENTS, end of the
  period                                          $2,660,794      $12,941,192
                                                =============     =============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     In February 1998, the Company exchanged approximately 1,650,013 shares of common stock for all the outstanding shares of Codon
     Pharmaceuticals, Inc.

     During the first quarter of 1998, the Company issued 1,034,309 shares of common stock in connection with the conversion of $3,380,377 of convertible debt.

            The accompanying notes are an integral part of these
                    consolidated financial statements.

/TABLE

                           ONCOR, INC.

                  NOTES TO FINANCIAL STATEMENTS

                       AS OF MARCH 31, 1998
                           (Unaudited)


1.   Cash Equivalents and Investments

     Cash equivalents and investments consist primarily of funds invested in money market instruments, commercial paper and U.S. government treasury bills. Investments with maturities between three months and one year are classified as short-term investments. Investments in securities with original maturities of three months or less are considered cash equivalents. Approximately $0.4 million in restricted cash is pledged as collateral for a loan of a director. The loan was paid in full in April 1998 and the restricted cash was released as collateral. Cash of approximately $1.0 million is held in escrow pursuant to a lawsuit brought by a former employee in France.

      Investments that are classified as available-for-sale securities are carried at fair market value. Unrealized holding gains and losses are excluded from earnings and reported as a net amount in a separate component of shareholders' equity until realized.


2.   Intangible Assets

     The intangible assets are the result of an acquisition made in 1994. They comprise (i)technology acquired, and (ii) the excess of the purchase price over the fair market value of the tangible assets acquired. The intangible assets are being amortized on a straight line method over periods of five to ten years, with a weighted average amortization period of eight years.


3.   Net Loss Per Share

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial accounting Standards ("SFAS") No. 128, Earnings Per Share. SFAS No. 128 is effective for financial statements issued after December 15, 1997. The Company has implemented SFAS No. 128. SFAS No. 128 requires the dual presentation of basic and diluted net loss per share. Basic net loss per share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options, warrants and convertible securities that were outstanding at the end of each period presented were not included in the computation of diluted net loss per share as their effect would be antidilutive. As a result the basic and diluted loss per share amounts are identical.


4.   Investments in Debt Securities at March 31, 1998

     The aggregate fair value of investments in debt securities, comprising commercial paper, as of March 31, 1998 is as follows:



          U.S. government securities              $242,015

          Commercial Paper                         445,399
                                                  ---------
                         Total                    $687,414
                                                  =========

5.   Acquisition of Codon Pharmaceuticals, Inc.

     Effective February 28, 1998, the Company exchanged approximately 1.65 million shares of common stock for all the outstanding shares of Codon Pharmaceuticals, Inc., formerly known as OncorPharm, Inc. ("Codon"). The effect of this transaction was to increase the Company's ownership of Codon to 100%. This transaction has been accounted for as a purchase. Of the purchase price of $6.2 million, $5.7 million has been allocated to in-process research and development projects acquired and recorded as a charge in the Company's statement of operations for the three months in the period ended March 31, 1998. As a result of this transaction, 100% of Codon's operating expenses and losses have been and will continue to be included in the operating results of the Company from the effective date of the acquisition. Prior to the date of the acquisition, the Company increased its advances to Codon from $2.1 million to $2.8 million. All intercompany balances have been eliminated in consolidation as of March 31, 1998.

     The preliminary allocation of the purchase price is as follows:

          Cash                                                    $52,044

          Prepaid expenses and other current assets                45,887

          Property and equipment                                1,078,487

          Accounts payable and accrued expenses                  (715,672)

          Research and Development projects in process          5,726,803
                                                               -----------
                                                               $6,187,549
                                                               ===========

6.   Contingency

     A former employee brought suit against the Company in France for approximately $0.4 million and instituted arbitration proceedings for $0.6 million, all related to the employee's termination. The plaintiff has obtained a ruling that the Company must retain in escrow an amount of funds equal to the aggregate amount of the claims. Such amounts are shown on the balance sheet as restricted cash. Management believes that the outcome of these matters will not be material to the results of operations or financial condition of the Company.


7.   Series A Convertible Stock

     In January 1998, the Company completed a $5 million equity financing in a private placement of 500 shares of Series A preferred stock. The preferred stock is convertible into common stock of the Company under certain circumstances, generally in a period beginning after 90 days, at prices equal to the lower of (i) 100% (reducing over time to 90%) of the average of the lowest closing bid price of the common stock on any two of the most recent 22 trading days preceding the date of conversion and (ii) $4.56. Dividends at a rate of 6% are payable upon conversion in cash or common stock. In addition, the Company issued warrants to purchase 125,000 shares of common stock in connection with the transaction, with an exercise price of $5.16 per share. The investors and the Company each have rights to increase the amount of the investment under certain circumstances. Approximately $0.3 million of the net proceeds was allocated to the value of the warrants. The guaranteed discount of 10%, or approximately $0.6 million is being recognized as a dividend. The value allocated to the warrant and the dividend from the guaranteed discount are being recorded over the period from issuance to the expected conversion date.


8.   Subsequent Events

     During the second quarter of 1998, the Company has increased a secured line of credit from $3.0 million to $3.5 million. The Company has borrowed the full amount of the line.

     Effective April 10, 1998, the Company conveyed its non-oncology genetic probes business unit and cash of $0.5 million to Vysis, Inc. as consideration for obtaining certain key royalty-bearing licenses and for settling claims of past patent infringement and related claims made against the Company.


9.   New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity. The Company implemented SFAS No. 130 effective January 1998. Foreign currency translation adjustments are the significant component of Comprehensive Income under SFAS No. 130.

     Disclosure of Comprehensive Loss


                                      For the Three Months Ended
                                               March 31,
                                    ------------------------------
                                         1998            1997
                                    ------------------------------


Net Loss                            ($12,349,997)    ($8,003,780)
  Foreign currency translation
    adjustments                         (228,828)     (1,022,033)
  Unrealized loss on securities:
       Unrealized holding losses
       arising during the period             (77)         (2,110)
                                    --------------   -------------

  Comprehensive loss                ($12,578,902)    ($9,027,923)


     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.
SFAS No. 131 is effective for the Company's 1998 year-end financial statements. SFAS No. 131 requires an enterprise to report certain additional financial and descriptive information about its reportable operating segments. Management does not expect that the implementation of SFAS No. 131 disclosures will have a material impact.

Item 2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations.

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements of the Company and notes thereto found elsewhere in this Form 10-Q, and the audited consolidated financial statements of the Company and notes thereto, which were included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. This Report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Readers are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, readers should specifically consider the various factors identified in this Report and in the Company's other public filings which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth under the caption "Risk Factors."

Overview

     The Company has incurred significant cash losses throughout its existence and has no immediate expectations to achieve cash positive operations until during 1999. The Company's current cash resources are nearly depleted and any cash infusions would likely be required to be utilized first to repay, in whole or in part, bank debt obligations of $3.5 million. As described in "Liquidity and Capital Resources" below, the Company has identified several potential sources of additional capital. There can be no assurance that any of these sources will provide the capital necessary for the Company to continue its operations at their current levels, or at all. The inability of the Company to obtain additional financing would have a material adverse effect on the Company's business, financial condition and results of operations, including possibly requiring the Company to curtail or cease its operations.

     Effective February 28, 1998, the Company exchanged approximately 1.65 million shares of common stock for all the outstanding shares of Codon Pharmaceuticals, Inc., formerly known as OncorPharm, Inc. ("Codon"). The effect of this transaction was to increase the Company's ownership of Codon to 100%. This transaction has been accounted for as a purchase. Of the purchase price of approximately $6.2 million, $5.7 million has been allocated to research and development projects in process and expensed in the first quarter of 1998. As a result of this transaction, Codon's operating expenses and losses have been and will continue to be included in the operating results of the Company from the effective date of the acquisition.

     Effective April 10, 1998, the Company conveyed its non-oncology genetic probe business unit and cash of $0.5 million to Vysis, Inc. as consideration for obtaining certain key royalty-bearing licenses and for settling claims of past patent infringement and related claims made against the Company. As a result of this transaction, beginning in the second quarter of 1998, the Company will report significantly reduced sales, costs of sales and selling, general, administrative, research and development expenses of the Company. 1997 revenues for this business unit were approximately $3 million. The Company believes that the total costs and expenses associated with the business unit in 1997 were greater than $3.0 million. As a result, the Company expects that results of operations starting in the second quarter of 1998 will reflect the decreased sales and expenses attributable to that business unit. The Company is currently seeking a purchaser for its non-strategic research products business unit. If such transaction were to be completed, the sales, costs and expenses noted above will be further reduced by a substantial amount. Collectively, these two units are referred to as the non-strategic operating units of the Company.

Results of Operations

     Product sales increased by 11% to $3.6 million in the first quarter of 1998 from $3.2 million in the corresponding period of the previous year. The increase in 1998 was due to improved demand in the United States for the Company's products and to sales of the Company's recently approved breast cancer prognostic test (INFORM ). As noted in Overview above, the Company divested its non-oncology DNA probe business unit effective in April of 1998, which will reduce the Company's revenue run rate, as well as reducing the associated expense run rate. In addition, the Company is seeking a purchaser for its research products business unit. If and when such business unit is sold, revenues and expenses associated with that unit would be similarly reduced.

     Contracts and grants revenue increased by 119% to $0.3 million in the first quarter of 1998 from $0.1 million in the corresponding period of the previous year. The increase was due to the inclusion of Codon's grant revenue subsequent to its acquisition and to the receipt of grants from the National Institutes of Health. Such grants cover multiple years; grant revenue is expected to remain at or above current levels for at least the next year.

     Product gross margins improved to 51% in the first quarters of 1998 from 40% in the corresponding period of the previous year. The increase in 1998 was due to reductions in spending levels in the manufacturing department and to the beneficial effect of spreading fixed costs over larger manufacturing volumes, principally of INFORM.

     The amortization of intangibles has not changed significantly in 1998 from 1997 and are not expected to change materially for more than the next year.

     Selling, general and administrative expenses increased 45% to $4.7 million in the first quarter of 1998 from $3.2 million in the corresponding period of the previous year. The increase in 1998 was due principally to the increase in legal expenses related to patent litigation settled in April 1998 by approximately $0.7 million, and to a lesser extent to marketing expenses for the introduction of Inform, expenses related to salary and relocation for a Vice President of Sales and Marketing, legal expenses related to certain corporate transactions in progress and the inclusion of Codon in the consolidated financial statements. The legal expenses related to patent litigation are expected to cease. The completed divestiture of one of the Company's non-strategic operating units will cause selling, general and administrative expenses to decline substantially.

     Research and development expenses increased 18% to $1.8 million in the first quarters of 1998 from $1.5 million in the corresponding period of the previous year. The increase is due primarily to the inclusion of Codon in the consolidated financial statements of the Company in 1998. The completed divestiture of one of the Company's non-strategic operating units will cause research and development expenses to decline substantially.

     The charge for research projects in process of $5.7 million in the first quarter of 1998 was a result of the acquisition of Codon. This charge represents the estimated value of the Company's proprietary position in certain technologies under development by Codon for future products which have not yet been developed to a stage of technological feasibility and for which the ultimate realizability is uncertain.

     Clinical and regulatory expenses decreased by 35% to $0.3 million in the first quarter of 1998 from $0.5 million in the corresponding period of the previous year. The decline was due to abnormally high expenses in 1997 related to the engagement of regulatory consultants who assisted the Company to meet the manufacturing standards required by the US Food and Drug Administration for the approval of Inform.

     Other net operating expenses declined 57% to a net expense of $1.6 million in the first quarter of 1998 from a net expense of $3.9 million in the corresponding period of the previous year. The decline in 1998 was due to reductions in interest expense related to the amortization of the beneficial conversion features of convertible debentures issued in the first quarter of 1997. The decline in the charges for the Company's equity in the net loss of each affiliate in the first quarter of 1998 was due to the fact that the Company acquired all of the outstanding ownership interest in Codon, in the first quarter of 1998, thereafter recognizing the revenues and operating expenses of Codon in the consolidated operating results of the Company rather than recognizing the Company's equity in the net losses of the affiliate.

     As a result of the factors discussed above, net loss increased 54% to $12.3 million in the first quarter of 1998 from $8.0 million in the corresponding period of the previous year.

Liquidity and Capital Resources

     Overview

     The consolidated cash and liquid investments balances of the Company were $4.1 million and $4.6 million at April 30, 1998 and March 31, 1998, respectively, compared to $5.0 million at December 31, 1997. Approximately $2.1 million and $2.8 million of the cash and liquid investments at April 30, 1998 and March 31, 1998, respectively, are limited to fund operations of the Company's European subsidiary. Liquid investments include restricted cash, cash equivalents and short-term investments as set forth on the consolidated balance sheet included elsewhere in this filing.

     Analysis of Historical Cash Losses

     The following table sets forth the most significant elements of the cash flows of the Company in the first quarter of 1998 (in millions of dollars):

     Cash and liquid investments at January 1, 1998               $5.0

     Net cash used in operating activities                        (4.3)

     Proceeds from issuance of convertible preferred stock         5.0

     Loans to affiliate                                           (0.7)

     Purchases of equipment                                       (0.1)

     Other                                                        (0.3)
                                                                  -----
     Cash and liquid investments at March 31, 1998                $4.6
                                                                  =====


     Approximately $1.0 million of the cash and liquid investments is held in escrow in France pending the outcome of legal disputes between the Company and the former President of Appligene. Such disputes are scheduled to be adjudicated in the second quarter of 1998.

     The net cash loss from operations is the result of the losses of the Company discussed in"Results of Operations" above in this management's discussion and analysis.

     Proceeds from issuance of convertible preferred stock relate to a private placement of securities made by the Company in January 1998. The loans to affiliate represent funds advanced to Codon to finance the operations of this affiliate. The Company expects such advances to continue at a rate of $0.6 million per quarter until such time, if ever, as Codon secures funding from third parties sufficient to support its operating needs.

     Purchases of equipment are for the on-going replacement of office and laboratory equipment; the Company expects such purchases to increase as larger scale facilities are prepared for the anticipated manufacture of certain products, including INFORM. Any substantial leasehold improvements which may be required in manufacturing facilities are expected to be funded by the Company's primary landlord in accordance with the Company's current lease agreements.

     The Company leases most of its facilities under operating leases with aggregate annual obligations for 1998 of $1.1 million. The Company has committed to expend $0.8 million in support of various research agreements in 1998.

     As of April 30, 1998, the Company had an available consolidated cash balance of approximately $3.2 million, of which approximately $2.0 million is available for use in North America after the recent payment for the acquisition of a strategic license. The divestiture of certain non-strategic assets and other cost-cutting actions, which are expected to be completed by June 30, 1998, will reduce the Company's ongoing cash requirements significantly. The Company expects that its current liquid resources will not be sufficient to fund operations after the end of 1998.

     The Company received in May 1998 a definitive term sheet to increase a secured line of credit from $3.5 million to $4.0 million. The Company is considering additional alternative forms of financing, including among other things, (1) equity or debt financing, (2) sale of significant assets, including its nonstrategic research products business unit, which may result from the previously announced retention of Lehman Brothers by the Company to explore strategic alternatives to increase stockholder value, including sale of the Company, (3) sale of publicly-traded OncorMed common stock, (4) third party funding of Codon for future cash requirements and recovery of Oncor advances to Codon and (5) other alternatives. After the acquisition of Codon, Oncor includes in its consolidated cash position any amounts raised through the separate financing efforts of Codon. Funds, if any, raised from most of these possible sources must first be utilized to repay, in whole or in part, the Company's bank debt of $3.5 million in accordance with the terms of the underlying line of credit and related guarantees.

     The Company holds 2.0 million shares of common stock in OncorMed, Inc., a publicly traded affiliate of the Company, whose shares have traded in the past three months in the range of $4.75 to $7.5 per share. The Company is restricted from selling 1.0 million such shares in the public markets due to outstanding options it has issued or anticipates issuing pursuant to which the Company has offered to sell the shares to the option holders for $2.00 per share. While exercise of such options would generate cash of approximately $2.0 million, such exercise is outside the control of the Company. The remaining 1.0 million shares of common stock of OncorMed can be sold in the public markets only pursuant to restrictions on the sale of unregistered stock by an affiliate pursuant to Rule 144 of the Securities Act of 1933 such that the complete liquidation of this position in the public markets likely would take a year or more. Trading activity in OncorMed stock is limited, which would further restrict the Company's ability to liquidate a significant portion of its position. The Company is also attempting to secure a purchaser for a block of the stock in a private transaction and currently is holding discussions with potential purchasers pursuant to this effort.

     In April 1998, two of the alternative forms of financing, which the Company had previously reported as being in more advanced stages of discussions, subsequently were not converted from the term sheet stage to that of definitive agreements. The Company continues actively to pursue similar transactions with other parties.

     There can be no assurance that any of the alternatives discussed above, or any other such forms of financing, can be completed by the Company in sufficient amounts in timely fashion on acceptable terms, or at all, which would have a material adverse effect on the Company. Even if completed, each of such financing alternatives may have certain terms, conditions or ramifications which may have a material adverse effect on the Company's business, financial condition and results of operations. For instance, any such equity financings likely will be dilutive to stockholders; the terms of any debt financing, as does the existing line of credit, may require substantially all of the assets of the Company to be pledged as collateral, may involve warrant or equity dilution and/or may contain restrictive covenants which limit the Company's ability to pursue certain courses of action; and the sale of assets will decrease the revenue base of the Company.

     Cash Position in Europe

     In the absence of any unforeseen downside of exceptional nature, the Company believes that its current cash position in Europe is sufficient to fund the European operation at least through the end of the year.

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

     New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity. The Company implemented SFAS No. 130 effective January 1998. Foreign currency translation adjustments are the significant component of Comprehensive Income under SFAS No. 130.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.
SFAS No. 131 is effective for the Company's 1998 year-end financial statements. SFAS No. 131 requires an enterprise to report certain additional financial and descriptive information about its reportable operating segments. Management does not expect that the implementation of SFAS No. 131 will have a material impact on the Company's financial position or results of future operations.

Risk Factors

     History of Operating Losses

     Oncor has not been profitable since its inception in July 1983. For the quarter ended March 31, 1998, the Company incurred net losses of approximately $12.3 million and as of that date, the accumulated deficit of the Company was $145.5 million. The Company expects to incur additional losses in future periods. The Company believes it will become profitable sometime in 1999 but cannot provide assurance as to when, if ever, it will achieve profitability.

     Additional Financing Requirements and
       Access to Capital Funding

     The Company expects that its current liquid resources will not be sufficient to fund operations after the end of 1998. Funds, if any, raised from most of the possible sources during the intervening period must first be utilized to repay, in whole or in part, the Company's bank debt of $3.5 million in accordance with the terms of the underlying line of credit and related guarantees. The line of credit, which expires on October 31, 1998, is guaranteed by certain shareholders whose guarantees are secured by substantially all of the assets of the Company.

     The Company is considering alternative forms of financing, including among other things, equity or debt financing, sale of certain non-strategic assets, including the Research Products Division and the Company's interests in certain other affiliates, as well as the sale of other assets which may result from the previously announced retention of Lehman Brothers by the Company to explore strategic alternatives to increase stockholder value, including sale of the Company, sale of publicly-traded OncorMed common stock, third party funding of Codon for future cash requirements and recovery of Oncor advances to Codon and other alternatives.

     There can be no assurance that any of the alternatives discussed above, or any other such forms of financing, can be completed by the Company in sufficient amounts in timely fashion on acceptable terms, or at all, which would have a material adverse effect on the Company. Even if completed, each of such financing alternatives may have certain terms, conditions or ramifications which may have a material adverse effect on the Company's business, financial condition and results of operations. For instance, any such equity financings likely will be dilutive to stock holders, the terms of any debt financing, as does the existing line of credit, may require substantially all of the assets of the Company to be pledged as collateral, may involve warrant or equity dilution and/or may contain restrictive covenants which limit the Company's ability to pursue certain courses of action, and the sale of assets will decrease the revenue base of the Company.

     Risk Associated with the INFORM  Her-2/neu Gene-Based Test System

     Although the PMA for the Oncor INFORM HER-2/neu Gene Detection System was approved for marketing by FDA in December 1997, there can be no assurance that the Company will be capable of manufacturing the test system in commercial quantities at reasonable costs or marketing the product successfully, that the test system will be accepted by the medical diagnostic community, or that the market demand for the test system will be sufficient to allow profitable sales. In addition, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if substantial problems occur after the product reaches the market.

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

     Approval or clearance by the FDA requires lengthy, detailed and costly laboratory procedures, clinical testing procedures and application preparation and defense efforts to demonstrate a product's efficacy and safety (or equivalence to a marketed product in the case of a 510(k) submission) before a product can be sold for diagnostic use. Even if such regulatory approval or clearance is obtained for a product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections by the FDA and other regulatory agencies. The regulatory standards for manufacturing are applied stringently by the FDA. Discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, including costly recalls or even withdrawal of the product from the market. Furthermore, approval may entail ongoing requirements for postmarketing studies. Failure to maintain requisite manufacturing standards or discovery of previously unknown problems could have a material and adverse effect on the Company's business, financial condition or results of operations.

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

     The University of California and its licensee, Vysis, Inc. ("Vysis"), filed suit against Oncor on September 5, 1995 for infringement of U.S. Patent No. 5,447,841 entitled Methods and Compositions for Chromosome Specific Staining which issued on that same date. The patent relates to a method of performing in situ hybridization using a blocking nucleic acid that is complementary to repetitive sequences. On April 9, 1998, the Company, Vysis and the University of California entered into a definitive agreement to settle the litigation. As part of the agreement, the Company, Vysis and the Regents of the University of California stipulated to a final judgment order which was approved and issued by the U.S. District Court for the Northern District of California. Under the terms of the definitive agreement, the Company obtained a world-wide nonexclusive royalty-bearing license to U.S. Patent No. 5,447,841 and any divisionals, continuations, continuations-in-part, reissues, extensions, reexaminations, substitutions, renewals and foreign counterparts thereof throughout the world for use in the fields of human oncology for both clinical and research applications. The Company also obtained a nonexclusive royalty-bearing license to certain direct labeling technology rights owned by Vysis in U.S. Patent 5,491,224 and any divisionals, continuations, continuations-in-part, reissues, extensions, reexaminations, substitutions, renewals and foreign counterparts thereof throughout the world. In return, the Company has agreed to convey to Vysis its fluorescence in situ hybridization (FISH) genetic probe business, retaining full rights to the field of human oncology for research and clinical applications, including the Company's recently FDA approved INFORM HER-2/neu breast cancer test. Sales of the conveyed FISH products represented less than $3.0 million of the Company's 1997 gross revenues. The Company also made initial cash payments to Vysis of $0.5 million, and an additional payment of $1.5 million will be due on April 10, 2000 in order to extend the licenses beyond that date.

     On April 27, 1998, the Company received a summons and complaint in connection with a lawsuit entitled Key Technology, Inc. v. Oncor, Inc. in the Superior Court of the State of Washington for the County of Walla Walla. The complaint alleges breach of contract and fraud in connection with a June 1996 asset purchase agreement between Key Technology and the Company relating to the sale of the Company's 1300 video inspection system to Key Technology, and seeks damages against the Company of $1,475,000. A failure to successfully defend against or settle that suit would likely result in damages being assessed against the Company and could have a material adverse effect on the Company's financial condition and results of operation.

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

     The Company relies substantially on certain technologies that are not patentable or proprietary and are therefore available to the Company's competitors. The Company also relies on certain proprietary trade secrets and know-how that are not patentable. Although the Company has taken steps to protect its unpatented trade secrets and know-how, in part through the use of confidentiality agreements with its employees, consultants and certain of its contractors, there can be no assurance that these agreements will not be breached, that the Company would ave adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently developed or discovered by competitors.

     Uncertainties Relating to Product Development

     The Company's actively marketed products other than the INFORM HER-2/neu Gene Detection System have not been approved by the FDA and may be sold only for research purposes in the United States and certain other countries. The Company has undertaken to seek FDA approval for certain of these products, and may in the future undertake to seek such approval or clearance for other products, and substantial additional investment, laboratory development, clinical testing, controlled manufacturing and FDA approval or clearance will be required prior to the commercialization of such products for diagnostic purposes. There can be no assurance that the Company will be successful in developing such existing or future products, that such products will prove to be efficacious in clinical trials, that required regulatory approvals or clearances can be obtained for such products, that such products, if developed and approved, will be capable of being manufactured in commercial quantities at reasonable costs, will be marketed successfully or will be accepted by the medical diagnostic community, or that market demand for such products will be sufficient to allow profitable operations.

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

     Limited Manufacturing Experience

     The Company's ability to conduct clinical trials on a timely basis, to obtain regulatory approvals or clearances and to commercialize its products will depend in part upon its ability to develop and maintain facilities to manufacture its products, either directly or through third parties, at a competitive cost in accordance with the FDA's prescribed current GMP and other regulatory requirements. Any failure to maintain manufacturing facilities in accordance with the FDA's GMP requirements could result in the inability of the Company to manufacture its products and may limit the Company's ability to deliver its products to its customers, which would have a material and adverse effect on the Company's business, financial condition and results of operations. No assurance can be given that the Company will be able to maintain GMP facilities or engage third parties to do so at a cost acceptable to the Company.

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

     Investment in OncorMed, Appligene, and Codon

     The Company owns approximately 25% and 80% of the common stock of its publicly-traded affiliates, OncorMed and Appligene, respectively, and 100% of the outstanding capital stock securities of its privately held subsidiary, Codon. The shares of common stock of OncorMed, Appligene, and Codon held by the Company are not currently freely tradeable and no public market exists for the common stock of Codon. Therefore, there can be no assurance that the Company will be able to realize the economic benefit of its investment or predict the timing of such realization. The value of the Company's investment in OncorMed and Appligene represents a significant portion of the total assets of the Company and such value fluctuates with the market price of those companies' common stock. Therefore, any event that has a material and adverse effect on the market price of the common stock of OncorMed and Appligene will have a material and adverse effect on the value of the Company's investment in those companies. The Company does not control the day-to-day operations and management of these companies and, therefore, has a varying but limited direct control over their operations and financial results.

     Codon is presently seeking additional funding from other sources to continue its research efforts, although there can be no assurance that Codon Company will be able to obtain such funding on commercially reasonable terms, if at all. The Company expects to continue to advance funds to Codon until such time, if ever, as Codon secures sufficient funding from third parties. Nevertheless, the Company could elect to withdraw such support at any time, which would likely necessitate Codon ceasing operations and which would have a material and adverse effect on the value of the Company's investment in Codon.

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

                               ONCOR, INC.

                              (Registrant)


Date:  May 15, 1998
                          Jose J. Coronas, Chairman and
                             Acting Chief Executive Officer


Date:  May 15, 1998
                          Cecil Kost, President and Chief
                             Operating Officer



Date:  May 15, 1998

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


                               ONCOR, INC.

                              (Registrant)


Date:  May 15, 1998        /s/  Jose J. Coronas
                          Jose J. Coronas, Chairman and
                             Acting Chief Executive Officer


Date:  May 15, 1998        /s/  Cecil Kost
                          Cecil Kost, President and Chief
                             Operating Officer


Date:  May 15, 1998        /s/  John L. Coker
                          John L. Coker, Vice President
                             of Finance and Administration,
                             Chief Financial Officer