Form 10-K405/A
period 1997-12-31
ONCOR INC
filed 1998-05-22
CIK 806637

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                               AMENDMENT NO. 1 TO
                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                         COMMISSION FILE NUMBER 0-16177

                                   ONCOR, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    MARYLAND                     52-1310084
           ------------------------   ------------------------------------
          (State of Incorporation)    (I.R.S. Employer Identification No.)

                               209 PERRY PARKWAY
                          GAITHERSBURG, MARYLAND  20877
                   ------------------------------------------
                    (Address of principal executive offices)
                                   (Zip code)

                                 (301) 963-3500
               --------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock (Par Value $.01 Per Share)
                    ---------------------------------------
                                (Title of Class)

                   Redeemable Common Stock Purchase Warrants
                   -----------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES  x   NO ____
                                    ----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

At February 28, 1998, there were 28,028,366 shares of Common Stock outstanding. The aggregate market value of the voting stock held by non-affiliates was approximately $115,576,825 at that date. Document incorporated by reference:
Proxy Statement of Oncor, Inc. relating to the Annual Meeting of Shareholders to be held in June 1998, which is incorporated into Part III of this Form 10-K.

                               TABLE OF CONTENTS

                                                               PART I

1.       Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

2.       Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24

3.       Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24

4.       Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25

                                                               PART II

 5.      Market for Registrant's Common Equity
         and Related Stockholder Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26

  6.     Selected Consolidated Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27

  7.     Management's Discussion and Analysis
         of Financial Condition and Results of Operation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  28

  8.     Consolidated Financial Statements and
         Supplementary Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  37

  9.     Changes in and Disagreements on Accounting
         and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  37

                                                               PART III

  10.    Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  42

  11.    Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  42

  12.    Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . . . . . . . . . . . . . . . .  42

  13.    Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  42


                                                               PART IV

  14.    Exhibits, Financial Statement Schedules,
         and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  43

         Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  45

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

         The Company is actively seeking the sale or other conveyance of its two non-strategic business units - research products and non-oncology genetic probe systems. If either division is disposed of, the scope of the Company's business, its number of products and number of customers will be reduced significantly. If both units are disposed of, its INFORM(TM) HER-2/neu diagnostic test may be its sole remaining product presently marketed to North America, which currently is sold to a limited number of customers. The Company expects that the disposal of each of these units will result in a significant decrease in the number of employees in the Company, through assimilation by the acquiring entity or by termination. All information provided in this Business section should be read in conjunction with these plans.

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

         The Company has established agreements with numerous academic and research institutions which provide (or have provided) the Company with certain exclusive commercial rights to inventions relating to specific genes and other genetic technologies. These institutions include The Johns Hopkins University School of Medicine ("Johns Hopkins"), University of Chicago, The Children's Hospital of Philadelphia, Yale University, the Massachusetts General Hospital, University of Utah and Princeton University.

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

         In 1997, the Company terminated an exclusive world-wide license and a sponsored research agreement with Tel Aviv University's Sackler School of Medicine ("Sackler") with respect to the development of methods for the detection of minute quantities of p43 antigen in human blood, once considered to be a breast cancer marker.

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

         Bladder Cancer

         The Company has acquired exclusive rights to certain published technologies from Johns Hopkins which the Company believes may be beneficial in developing a bladder cancer screening test. Johns Hopkins has filed U.S. and foreign patent applications relating to this technology. There can be no assurance that patents will issue as a result of any such pending applications or that, if issued, such patents will be sufficiently broad to afford protection against competitors with similar technology. In addition, there can be no assurance that any patents issued to the Company, or for which the Company has license rights, will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. Plans are in progress to incorporate these technologies into preclinical and clinical trials, and a 4-site pre-clinical trial has begun to provide additional validation data for this assay approach.

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

         Breast, Prostate and Colon Cancer -- Molecular Staging Assay

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

CODON (FORMERLY KNOWN AS ONCORPHARM)

         As more fully described in Note 5 to the accompanying consolidated financial statements, Codon Pharmaceuticals, Inc. ("Codon") (formerly known as OncorPharm, Inc.), the Company's therapeutic affiliate, completed rounds of private equity financing in April 1995 and in April 1996. As a result, beginning in 1996, the Company's ownership interest was reduced to approximately 42% of Codon's outstanding capital stock and remained at that level throughout 1997. Accordingly, for the fiscal periods presented in the accompanying financial statements, Codon was not a consolidated subsidiary of the Company. Codon is undertaking research activities in an effort to develop gene-repair compounds and other genetic therapies, based on technologies acquired, directly or indirectly, by exclusive license from Princeton University, Yale University and Johns Hopkins.

         Effective February 28, 1998, the Company exchanged approximately 1.65 million shares of its common stock for all the outstanding shares of Codon not held by the Company. The effect of this transaction was to increase the Company's ownership of Codon to 100%. This transaction has been accounted for as a purchase. Of the purchase price of approximately $6.2 million, $5.7 million has been allocated to research and development projects in process and expensed in the first quarter of 1998. As a result of this transaction, all of Codon's operating expenses and losses have been and will continue to be included in the operating results of the Company from the effective date of the acquisition. The

Company henceforth will include in its consolidated cash position any amounts raised through the separate financing activities of Codon.

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

RESEARCH AND DEVELOPMENT

         The Company conducts the majority of its research and development activities through its own staff and facilities. As of May 1, 1998, the Company had 31 employees engaged in research and development, including 29 with Ph.D.'s. The Company's in-house research and development efforts are focused primarily on the development of new genetic test systems, new genetic probes, probe labeling and detection techniques, reagent chemistries, sequencing products, amplification methods and cellular rare event detection.

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

SALES AND MARKETING

         The Company has direct sales forces in Europe and the United States, aggregating approximately 25 employees as of May 1, 1998, and is supported by field application specialists and in-house technical services personnel. The Company currently markets its products through its sales forces to over 1,700 customers in the United States and Europe, to clinical and research laboratories for research purposes. These customers include laboratory directors at centers that analyze tumors, genetic laboratories that perform chromosomal analysis and academic research laboratories. In other regions of the world, the Company sells its products through research product distributors. The list prices of the Company's genetic test systems range from approximately $15 to $110 per test. The tests are typically purchased on a recurring basis.

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

         After product approvals have been received, they may still be withdrawn by the FDA if compliance with regulatory standards is not maintained or if substantial problems occur after the product reaches the market. The FDA may require post-marketing surveillance programs to monitor products which have been commercialized, and has the power to prevent or limit further marketing of the products based on the results of these post-marketing programs. In addition, prior to obtaining FDA marketing approval or clearance for each product and, on a continuing basis, the FDA must, under the Food, Drug and Cosmetic Act, inspect the manufacturing facilities and procedures for compliance with its GMP regulations.

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

         ONCOR(R), HYBRISOL(R), SURE BLOT(R), COATASOME(R), APOPTAG(R), FIDELITY(R),FLUOR-AMP(R), QUINT-ESSENTIAL(R), TRAPEZE(R) and the ONCOR Man Design are registered trademarks of the Company. In addition to these trademarks, the Company is currently using the unregistered trademarks OPTICYTE(TM), BLOCKIT(TM), HYB-BATH(TM), B/T BLUE(TM), EX-WAX(TM), RNA PREP(TM), TEMPLATE-TAMER(TM), ONCOR ARCHIVE(TM), INFORM(TM) APOPNEXIN(TM), APOPTEST(TM), D-FISH(TM), S-FISH(TM), and SUNRISE(TM), and has applied for the registration of the latter six marks. The Company has filed applications to register CpGWIZ(TM), GREEN CAP(TM), GREEN COAT(TM), RCA(TM), RED CAP(TM), RED COATTM, ROLLING CIRCLE AMPLIFICATION(TM) and TRI-AMP(TM), which the Company intends to use as trademarks. Also, Codon has filed an application for CODON(TM), which it intends to use as a trademark. The Company's trademark registrations have ten year terms and are renewable for additional ten year terms for as long as the Company is using the registered trademark.

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

EMPLOYEES

         The Company had 161 employees at May 1, 1998, including 32 employees in research, clinical and related laboratory personnel; 58 employees in sales and marketing; and 71 employees in administration, finance, regulatory affairs, production and distribution. Of these employees, 68 resided and worked in Europe as of such date. Of the 32 laboratory employees, 29 have Ph.D.'s. The future success of the Company will depend in large part upon its continued ability to attract and retain highly skilled and qualified personnel. Competition for such personnel is intense. None of the Company's U.S. employees is represented by a labor union. The Company has experienced no work stoppages and believes that its relations with its employees are excellent.

         As noted above, the number of employees in each category will be substantially reduced if the Company is successful in disposing of either or both of its two non-strategic business units.

ADDITIONAL RISK FACTORS

         History of Operating Losses

         Oncor has not been profitable since its inception in July 1983. For the quarter ended March 31, 1998, the Company incurred net losses of approximately $12.3 million and as of that date, the accumulated deficit of the Company was $145.3 million. The Company expects to incur additional losses in future periods. The Company believes it will become profitable sometime in 1999 but cannot provide assurance as to when, if ever, it will achieve profitability.

         Additional Financing Requirements and Access to Capital Funding

         The Company expects that its current liquid resources will not be sufficient to fund operations after the end of May 1998. Funds, if any, raised from most of the possible sources during the intervening period must first be utilized to repay, in whole or in part, the Company's bank debt of $3.5 million in accordance with the terms of the underlying line of credit and related guarantees. In April 1998, the Company increased its secured line of credit from $3.0 million to $3.5 million, which the Company has fully drawn down. The line of credit, which expires on October 31, 1998, is guaranteed by certain shareholders whose guarantees are secured by substantially all of the assets of the Company.

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

         There can be no assurance that any of the alternatives discussed above, or any other forms of financing, can be completed by the Company in sufficient amounts, in timely fashion, on acceptable terms, or at all, which would have a material adverse effect on the Company. Even if completed, each of such financing alternatives may have certain terms, conditions or ramifications which may have a material adverse effect on the Company's business, financial condition and results of operations. For instance, any such equity financings likely will be dilutive to stock holders, the terms of any debt financing, as does the existing line of credit, may require substantially all of the assets of the Company to be pledged as collateral, may involve warrant or equity dilution and/or may contain restrictive covenants which limit the Company's ability to pursue certain courses of action, and the sale of assets will decrease the revenue base of the Company.

         While the Company is using its best efforts to consummate one or more of these potential sources of funding, it is possible that the success, if any, of these efforts will not be sufficient to fund the Company for the foreseeable future. The Company has taken, and is continuing to take, substantial cost cutting actions, including significant reductions in its number of employees. In the event that the Company is unable to raise additional capital by the end of May 1998, the Company may promptly cease significant portions of its programs, projects and business operations. If the pursuit of these potential funding sources proves largely unsuccessful, the Company may be forced into the complete termination of its business operations.

         The Company holds 2.0 million shares of common stock in Oncormed, Inc., a publicly traded affiliate of the Company, whose shares have traded in the first quarter of 1998 in the range of $4.75 to $7.50 per share. The Company is restricted from selling 1.0 million such shares in the public markets due to outstanding options it has issued or anticipates issuing pursuant to which the Company has offered to sell the shares to the option holders for $2.00 per share. While exercise of such options would generate cash of approximately $2.0 million, such exercise is outside the control of the Company. The remaining 1.0 million shares of common stock of Oncormed can be sold in the public markets only pursuant to restrictions on the sale of unregistered stock by an affiliate pursuant to Rule 144 of the Securities Act of 1933 such that the complete liquidation of this position in the public markets likely would take a year or more. Trading activity in Oncormed stock is limited, which would further restrict the Company's ability to liquidate a significant portion of its position. The Company is also considering attempting to secure a purchaser for a block of the stock in a private transaction and currently is holding discussions with potential purchasers pursuant to this effort.

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

         The University of California and its licensee, Vysis, Inc. ("Vysis"), filed suit against Oncor on September 5, 1995 for infringement of U.S. Patent No. 5,447,841 entitled Methods and Compositions for Chromosome Specific Staining which issued on that same date. The patent relates to a method of performing in situ hybridization using a blocking nucleic acid that is complementary to repetitive sequences. On April 9, 1998, the Company, Vysis and the University of California entered into a definitive agreement to settle the litigation. As part of the agreement, the Company, Vysis and the Regents of the University of California stipulated to a final judgment order which was approved and issued by the U.S. District Court for the Northern District of California. Under the terms of the definitive agreement, the Company obtained a world-wide nonexclusive royalty-bearing license to U.S. Patent No. 5,447,841 and any divisionals, continuations, continuations-in-part, reissues, extensions, reexaminations, substitutions, renewals and foreign counterparts thereof throughout the world for use in the fields of human oncology for both clinical and research applications. The Company also obtained a nonexclusive royalty-bearing license to certain direct labeling technology rights owned by Vysis in U.S. Patent 5,491,224 and any divisionals, continuations, continuations-in-art, reissues, extensions, reexaminations, substitutions, renewals and foreign counterparts thereof throughout the world. In return, the Company has agreed to convey to Vysis its fluorescence in situ hybridization
(FISH) genetic probe business, retaining full rights to the field of human oncology for research and clinical applications, including the Company's recently FDA approved INFORM HER-2/neu breast cancer test. Sales of the conveyed FISH products represented less than $3.0 million of the Company's 1997 gross revenues. The Company also made initial cash payments to Vysis of $0.5 million, and an additional payment of $1.5 million will be due on April 10, 2000 in order to extend the licenses beyond that date.

         One of the Company's patent applications asserts patent rights to the Company's TRI-AMP(TM) technology. The Company is a party to an interference proceeding declared by the PTO involving Beckman Instruments, Inc.'s ("Beckman") and the Company's claims regarding that application. There can be no assurance as to the length of time for a decision to be rendered, or the nature of the decision, in this interference proceeding or any potential appeal therefrom. If it is determined that Beckman's patent claims have priority over the Company's claims, the Company may have no patent claim or protection with respect to the Company's TRI-AMP(TM) technology, which could prevent or limit the Company's ability to commercialize the Company's TRI-AMP(TM) technology, absent a license from Beckman. The Company has chosen not to contest priority in the interference.

         On April 27, 1998, the Company received a summons and complaint in connection wit a lawsuit entitled Key Technology, Inc. v. Oncor, Inc. in the Superior Court of the State of Washington for the County of Walla Walla. The complaint alleges breach of contract and fraud in connection with a June 1996 asset purchase agreement between Key Technology and the Company relating to the sale of the Company's 1300 video inspection system to Key Technology, and seeks damages against the Company of $1,475,000. A failure to successfully defend against or settle that suit would likely result in damages being assessed against the Company and could have a material adverse effect on the Company's business, financial condition or results of operations.

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

         International Sales and Foreign Exchange Risk

         The Company derived approximately $7.9 million, or 61% of its total product revenues, from customers outside of the United States for the year ended December 31, 1997. The Company anticipates that a significant amount of its sales will take place in European countries and Japan and likely will be denominated in currencies other than the U.S. dollar. These sales may be adversely affected by changing economic conditions in foreign countries and by fluctuations in currency exchange rates. Any significant decline in the applicable rates of exchange could have a material adverse effect on the Company's business, financial condition and results of operations. Approximately $6.0 million of the Company's current assets are denominated in currencies other than U.S. dollar. These current assets consist of $2.4 million in cash, $1.0 million in restricted cash, $1.2 million in accounts receivable, $1.0 million in inventory, and $0.4 million in prepaid expenses. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, lack of acceptance of products in foreign markets, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences, restrictions on repatriation of earnings and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a material adverse effect on the Company's future international revenues and, consequently, on the Company's business, financial condition and results of operations.

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

         Competition and Technological Change

         The diagnostic and biotechnology industries are subject to intense competition and rapid and significant technological change. Competitors of the Company in the United States and in foreign countries are numerous and include, among others, diagnostic, health care, pharmaceutical, biotechnology and chemical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors have substantially greater financial and technical resources and production and marketing capabilities than the Company. There can be no assurance that these competitors will not succeed in developing technologies and products that are more effective, easier to use or less expensive than those that have been or are being developed by the Company or that would render the Company's technology and products obsolete and noncompetitive. The Company also competes with various companies in acquiring technology from academic institutions, government agencies and research organizations. In addition, many of the Company's competitors have significantly greater experience than the Company in conducting clinical trials of new diagnostic products and in obtaining FDA and other regulatory approvals of products for use in health care. Accordingly, the Company's competitors may succeed in obtaining regulatory approval for products more rapidly than the Company. See "Business -- Competition."

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

         The University of California and its licensee, Vysis, Inc. ("Vysis"), filed suit against Oncor on September 5, 1995 in the United States District Court for the Northern District of California (the "Court"), alleging infringement of U.S. Patent No. 5,447,841 entitled Methods and Compositions for Chromosome Specific Staining which issued on that same date. The patent relates to a method of performing in situ hybridization using a blocking nucleic acid that is complementary to repetitive sequences which are present in the hybridization probe. On April 9, 1998, the Company and Vysis entered into a definitive agreement to settle this litigation. Under the terms of the definitive agreement, the Company obtained a non-exclusive royalty-bearing license to U.S. Patent No. 5,447,841 for use in the fields of human oncology for both clinical and research applications. The Company also obtained a non-exclusive royalty-bearing license to certain direct labeling technology rights owned by Vysis. Oncor, in turn, agreed to convey to Vysis its fluorescence in situ hybridization (FISH) genetic probe business, retaining full rights to the field of human oncology for research and clinical applications, including the Company's INFORM(TM) HER-2/neu breast cancer test. Sales of the conveyed FISH products represented less than $3.0 million of the Company's 1997 gross revenues. The Company will also make an initial cash payment to Vysis of $500,000 and an additional payment of $1.5 million on April 9, 2000.

         On April 27, 1998, the Company received a summons and complaint in connection with a lawsuit entitled Key Technology, Inc. v. Oncor, Inc. in the Superior Court of the State of Washington for the County of Walla Walla. The complaint alleges breach of contract and fraud in connection with a June 1996 asset purchase agreement between Key Technology and the Company relating to the sale of the Company's 1300 video inspection system to Key Technology, and seeks damages against the Company of $1,475,000. A failure to successfully defend against or settle that suit would likely result in damages being assessed against the Company and could have a material adverse effect on the Company's business, financial condition or results of operations.

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

         None.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the American Stock Exchange (the "Exchange") under the symbol "ONC." The following table sets forth, for the calendar periods indicated, the range of high and low sale prices for the Common Stock as reported by the Exchange:


                                                                         HIGH        LOW
                                                                         ----        ---
 1996
 First Quarter                          . . . . . . . . . .               6 7/8       4 1/8
 Second Quarter                         . . . . . . . . . .               7           4 7/8
 Third Quarter                          . . . . . . . . . .               5 5/8       3 7/8
 Fourth Quarter                         . . . . . . . . . .               5 3/16      3 5/8

 1997
 First Quarter                          . . . . . . . . . .               5 1/4       3 3/8
 Second Quarter                         . . . . . . . . . .               4 5/8       3
 Third Quarter                          . . . . . . . . . .               5 3/16      3 9/16
 Fourth Quarter                         . . . . . . . . . .               5 1/4       3 1/2


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


                                                                     YEAR ENDED DECEMBER 31,
                                                    1993         1994         1995         1996          1997
                                                    ----         ----         ----         ----          ----
                                                              (In thousands, except per share data)
STATEMENT OF OPERATIONS  DATA:
Gross revenues:
         Product sales  . . . . . . . . . .          $9,238       $12,425     $16,193      $15,323      $12,949
         Grant revenue  . . . . . . . . . .              62           342         894          483          208
         Contract revenue . . . . . . . . .               -            48         300          200          200
                                                 -----------   -----------  -----------  -----------  -----------
                Total gross revenues  . . .           9,300        12,815      17,387       16,006       13,357
                                                 -----------   -----------  -----------  -----------  -----------
Operating expenses:
         Direct cost of sales . . . . . . .           4,376         7,254       8,279        9,656        8,515
         Restructuring expense  . . . . . .               -             -           -        2,075           -
         Amortization of intangible assets                -           414       1,339        1,323        1,157
         Selling, general and
           administrative  . . . . . .                7,575         9,539      13,752       15,073       14,825
         Research and development . . . . .           9,117         9,609      10,422        9,822        9,232
         Write off acquired R&D projects
           In process . . . . . . . . . . .               -         3,574           -            -           -

                                                 -----------   -----------  -----------  -----------  -----------
Total operating expenses. . . . . . . . . .          21,068        30,390      33,792       37,949       33,729
                                                 -----------   -----------  -----------  -----------  -----------
Loss from operations  . . . . . . . . . . .         (11,768)     (17,575)     (16,405)     (21,943)     (20,372)

Other income (expenses), net  . . . . . . .             681       (2,003)      (1,825)      (7,037)     (10,575)
                                                 -----------   -----------  -----------  -----------  -----------
Net loss  . . . . . . . . . . . . . . . . .        $(11,087)    $(19,578)    $(18,230)    $(28,980)    $(30,947)
                                                 -----------   -----------  -----------  -----------  -----------
Net loss per share(1) . . . . . . . . . . .          $(0.71)      $(1.01)      $(0.87)      $(1.26)      $(1.21)


Weighted average shares outstanding . . . .          15,558        19,437      20,888       23,031       25,547

                                                                            DECEMBER 31,
                                                     1993         1994         1995         1996          1997
                                                     ----         ----         ----         ----          ----
                                                                (In thousands)
BALANCE SHEET DATA:
Cash and liquid investments, including
 restricted cash  . . . . . . . . . . . . .         $18,587       $23,301      $15,830     $18,880        $4,997
Total assets  . . . . . . . . . . . . . . .          29,201        51,525       46,121      41,670        23,884
Long-term liabilities . . . . . . . . . . .             164         2,513        9,320      10,386         6,126
Accumulated deficit . . . . . . . . . . . .         (34,848)      (54,427)     (72,657)   (101,637)     (132,584)
Stockholders' equity  . . . . . . . . . . .          24,186        40,279       25,987      23,344         3,188
-----------

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

OVERVIEW

         The Company has incurred significant cash losses throughout its existence and has no immediate expectations to achieve cash positive operations until sometime in 1999. The Company's current cash resources are nearly depleted and any cash infusions would likely be required to be utilized first to repay, in whole or in part, bank debt obligations of $3.5 million. As described in "Liquidity and Capital Resources" below, the Company has identified several potential sources of additional capital. There can be no assurance that any of these sources will provide the capital necessary for the Company to continue its operations at their current levels, or at all. The inability of the Company to obtain additional financing would have a material adverse effect on the Company's business, financial condition and results of operations, including possibly requiring the Company to curtail or cease its operations.

         Effective February 28, 1998, the Company exchanged approximately 1.65 million shares or common stock for all the outstanding shares of Codon Pharmaceuticals, Inc., formerly known as OncorPharm, Inc. ("Codon"). The effect of this transaction was to increase the Company's ownership of Codon to 100%. This transaction has been accounted for as a purchase. Of the purchase price of approximately $6.2 million, $5.7 million has been allocated to research and development projects in process and expenses in the first quarter of 1998. As a result of this transaction, all of Codon's operating expenses and losses have been and will continue to be included in the operating results of the Company from the effective date of the acquisition.

         Effective April 10, 1998, the Company conveyed its non-oncology genetic probe business unit and cash of $0.5 million to Vysis, Inc. as consideration for obtaining certain key royalty-bearing licenses and for settling claims of past patent infringement and related claims made against the Company. As a result of this transaction, beginning in the second quarter of 1998, the Company will report significantly reduced sales, costs of sales and selling, general, administrative, research and development expenses of the Company. Revenues for this business unit in 1997 were approximately $3.0 million. The Company believes that the total costs and expenses associated with the business unit in 1997 were greater than $3.0 million. As a result, the Company expects that results of operations starting in the second quarter of 1998 will reflect the decreased sales and expenses attributable to that business unit. The Company is currently seeking a purchaser for its non-strategic research products business unit. If such transaction were to be completed, the sales, costs and expenses as noted above will be further reduced by a substantial amount. Collectively, these two units are referred to as the non-strategic operating units of the Company.

RESULTS OF OPERATIONS

         Consolidated product sales decreased 15% to $12.9 million in 1997 compared to $15.3 million in 1996, which represented a 5% decrease from $16.2 million in 1995. In 1997, the sales decrease was attributable largely to the full-year effect of the restructuring of certain product lines in the U.S. in 1996 (-16%) and a decrease in the exchange rate of the French franc (-6%), partially offset by an increase in sales of continuing products (+7%). After adjusting for the elimination of the sales of discontinued products, sales of continuing products increased 14% from 1995 to 1996. The Company has begun commercialization of INFORM(TM) HER-2/neu in 1998, but cannot predict the impact on sales at this time.

         The Company is actively pursuing the sale of its research products business unit, which currently generates sales and margins which are significant to the sales of the Company. If such sale is consummated, the reported sales and margins of the Company thereafter would be materially and adversely affected.

         Contract and grant revenue decreased 40% to $0.4 million in 1997 compared to $0.7 million in 1996, which decreased 43% from $1.2 million in 1995. The contract and grant revenue decreased in 1997 and 1996 due to the completion of grants received from the National Institutes of Health, one in the middle of 1994 and the other early in 1995. Four new grants were received in 1997; however, two of the grants will end in 1998 which will likely cause grant revenues to decrease further.

         Gross profit as a percentage of sales decreased to 34% in 1997 from 37% in 1996, which represented a decrease from 49% in 1995. The decrease in 1997 was due to certain product mix changes (2.1%) and competitive pressures on European margins (0.5%), and to costs incurred in the United States for validating, regulating, and scaling up the initial stages of the manufacture of a recently FDA-approved controlled diagnostic product, INFORM(TM) HER-2/neu (1.5%, more than offsetting the benefits of the restructuring efforts). Specifically, the Company discontinued the sale of certain products, mainly high-end imaging equipment, which had high gross margins but which had low or negative net margins after recognizing the relating selling, servicing and collection expenses. The Company cannot estimate the future effects on cost of sales and margins of the conversion to manufacturing products in conformity with Good Manufacturing Practices as promulgated by the U.S. Food and Drug Administration. The decrease in 1996 was due to (i) product mix changes and competitive pressures on margins in Europe,
(ii) costs for regulating the initial stages of the manufacture of a controlled diagnostic product and (iii) diseconomies of scale with respect to manufacturing overhead resulting from reduced production in an effort to lower inventory levels.

         The Company's restructuring expense in 1996 of $2.1 million comprise the revaluation of inventory of discontinued products, charge-off of goodwill associated with such products, and severance payments to employees terminated in conjunction with the Company's restructuring plan. The goodwill charge-off was related to the computerized imaging products. There were no restructuring costs in 1997 or 1995. The restructuring program was anticipated to, and did, have an immediate effect on sales, gross margins, and selling, general and administrative expenses. The sales declines noted above for 1996 and 1997 were due in large measure to retirement from the market of more that one hundred products, most notably the computerized imaging and Appligene products with respect to the U.S. Gross margins declined as a result of these actions because the gross margin on the sales of imaging systems historically had been higher than on the weighted average gross margins of other Oncor products. These lost margins were more than offset by savings resulting from the termination of all imaging system employees, expenses for whom were reported primarily in selling, general, administrative, research and development departments.

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

         Selling, general and administrative expenses decreased 2% to $14.8 million in 1997, compared to $15.1 million in 1996, which represented a 10% increase from $13.8 million in 1995. The decrease in 1997 was due to a reduction in legal expenses associated with certain intellectual property matters (decreased $1.5 million), the change in exchange rates (decreased $0.5 million), and the full year beneficial effects of the restructuring plan instituted in the second quarter of 1996 in the U.S. (decreased $0.1 million). These decreases were partially offset by legal and other expenses associated with certain proposed strategic transactions (increased $1.4 million) and with a lawsuit brought by a former employee (increased $0.4 million). The increase in 1996 was due to administrative expenses associated with the public reporting status of Appligene (increased $0.5 million) and the above mentioned expenses associated with certain intellectual property matters (increased $1.6 million) more than offsetting the beneficial effects of cost reduction programs

(decreased $0.1 million) and deconsolidation of the operating results of Codon in 1996 (decreased $0.7 million). The legal expenses associated with certain intellectual property issues may increase in 1998 to or beyond levels experienced in previous years because the issues being litigated are scheduled to come to trial in the second quarter of 1998. Selling expenses for diagnostic products will likely increase in 1998 as the Company introduces and promotes the sale of the Company's newly approved diagnostic product, INFORM(TM) HER-2/neu. If the Company is successful in divesting either or both of its non-strategic business units, overall selling, general and administrative expenses will likely decrease substantially.

         Research and development expenses remained level at approximately $7.3 million and $7.2 million for 1997 and 1996, respectively, which represented a decrease of 11% from $8.2 million in 1995. In 1997, the beneficial effects of the restructuring plan instituted in the second quarter of 1996 were offset by an increase in research and development expenses in Europe. The decrease in 1996 resulted primarily from the deconsolidation of the operating results of Codon and project cessations as a result of the restructuring plan, partially offset by the expenses associated with the initial payments, made in common stock of the Company, for certain research and development collaboration agreements. If the Company is successful in divesting either or both of its non-strategic business units, overall research and development expenses will likely decrease substantially.

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

                                                                        1997           1996            1995
                                                                        ----           ----            ----
                                                                           (Dollars in Millions)
         (i)     Valuation of options                                      $1.8          $  -            $ -
         (ii)    Issuance of debentures                                    4 .3            3.0             -
         (iii)   Cash interest expense and other                           0 .7            0.1            0.5
                                                                         ------         ------          -----

                 Total                                                     $6.8           $3.1           $0.5


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

         In April 1998, the Company increased its secured line of credit from $3.0 million to $3.5 million, which the Company has fully drawn down. The Company is negotiating an increase in the line of credit to $4.0 million, although there can be no assurance that the Company will be able to negotiate such an increase on commercially acceptable terms, if at all.

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

         The proceeds of $2.0 million from the issuance of debentures were from a private placement completed in January of 1997. The effects of foreign exchange rate reflects the 14% decrease in the French franc compared to the U.S. dollar. The loans to the unconsolidated affiliate represents funds advanced to Codon to finance the operations of this affiliate. The Company expects such advances to continue at a rate of $0.6 million per quarter until such time, if ever, as Codon secures funding from third parties sufficient to support its operating needs. The proceeds from the line of credit were secured from a bank line of credit expiring October 31, 1998.

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

         As of April 30, 1998, the Company had an available consolidated cash balance of approximately $3.2 million, of which approximately $2.0 million is available for use in North America after the recent payment for the acquisition of a strategic license. The divestiture of certain non-strategic assets and other cost-cutting actions, which are expected to be completed by June 30, 1998, will reduce the Company's ongoing cash requirements significantly. The Company expects that its current liquid resources will not be sufficient to fund operations after the end of May 1998.

         In April 1998, the Company increased its secured line of credit from $3.0 million to $3.5 million, which the Company has fully drawn down. The Company received in May 1998 a definitive term sheet to increase a secured line of credit from $3.5 million to $4.0 million, although there can be no assurance that the Company will be able to negotiate such an increase on commercially acceptable terms, if at all. The Company is considering additional alternative forms of financing, including among other things, (1) equity or debt financing,
(2) sale of significant assets, including its nonstrategic research products business unit, which may result from the previously announced retention of Lehman Brothers by the Company to explore strategic alternatives to increase stockholder value, including sale of the Company, (3) sale of publicly-traded Oncormed common stock, (4) third party funding of Codon for future cash requirements and recovery of Oncor advances to Codon and (5) other alternatives. After the acquisition of Codon, Oncor includes in its consolidated cash position any amounts raised through the separate financing efforts of Codon. Funds, if any, raised from most of these possible sources must first be utilized to repay, in whole or in part, the Company's bank debt of $3.5 million in accordance with the terms of the underlying line of credit and related guarantees.

         The Company holds 2.0 million shares of common stock in Oncormed, Inc., a publicly traded affiliate of the Company, whose shares have traded in the first quarter of 1998 in the range of $4.75 to $7.50 per share. The Company is restricted from selling 1.0 million such shares in the public markets due to outstanding options it has issued or anticipates issuing pursuant to which the Company has offered to sell the shares to the option holders for $2.00 per share. While exercise of such options would generate cash of approximately $2.0 million, such exercise is outside the control of the Company. The remaining 1.0 million shares of common stock of Oncormed can be sold in the public markets only pursuant to restrictions such that the complete liquidation of this position in the public markets likely would take a year or more. Trading activity in Oncormed stock is limited, which would further restrict the Company's ability to liquidate a significant portion of its position. The Company is also considering attempting to secure a purchaser for a block of the stock in a private transaction and currently is holding discussions with potential purchasers pursuant to this effort.

         The Company believes that it will be able to continue to fund its operations through the end of 1998 through a combination of (i) generating sufficient cash from operations or financings and (ii) reducing its on-going expenses. This belief is based on: (1) its success in raising four rounds of equity financing in the past two years; (2) the recent credit support provided to the Company by certain of its key shareholders; (3) substantial and ongoing interest expressed by members of industry in purchasing non-core assets of the Company; (4) the recent FDA approval of the Company's flagship diagnostic test;
(5) high scores by governmental agencies on evaluations of requests by the Company for significant research grants in 1998; (6) the recent settlement of extremely costly and disruptive litigation; and (7) the recent actions taken to cut discretionary expenses approximately 50% without jeopardizing the ongoing sales of key products.

         In April 1998, two of the alternative forms of financing, which the Company had previously reported as being in more advanced stages for discussions, subsequently were not converted from the term sheet stage to that of definitive agreements. The Company continues actively to pursue similar transactions with other parties.

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

         While the Company is using its best efforts to consummate one or more of these potential sources of funding, it is possible that the success, if any, of these efforts will not be sufficient to fund the Company for the foreseeable future. The Company has taken, and is continuing to take, substantial cost cutting actions, including significant reductions in its number of employees. In the event that the Company is unable to raise additional capital by the end of May 1998, the Company may promptly cease significant portions of its programs, projects and business operations. If the pursuit of these potential funding sources proves largely unsuccessful, the Company may be forced into the complete termination of its business operations.

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

          In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Management expects that foreign currency translation adjustments will be the significant component of Comprehensive Income under SFAS No. 130.

          In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 is effective for 1998 year-end financial statements. SFAS No. 131 requires an enterprise to report certain additional financial and descriptive information about its reportable operating segments. Management does not expect that the implementation of SFAS No. 131 disclosure will have a material impact on the Company.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                     Pages
                                                                                                     -----
Report of Independent Public Accountants  . . . . . . . . . . . . . . . . . . . . . . . .             F-1

Consolidated Financial Statements:

         Consolidated Balance Sheets as of
            December 31, 1996 and 1997  . . . . . . . . . . . . . . . . . . . . . . . . .             F-2

         Consolidated Statements of Operations
            for the years ended December 31, 1995,
            1996 and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             F-3

         Consolidated Statements of Changes in
            Stockholders' Equity for the years
            ended December 31, 1995, 1996 and 1997  . . . . . . . . . . . . . . . . . . .             F-4

         Consolidated Statements of Cash Flows
            for the years ended December 31, 1995,
            1996 and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             F-5

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

                              ARTHUR ANDERSEN LLP

Washington, D.C.
February 20, 1998
(except with respect to the financial
condition of the Company described in
Note 1, and to the Vysis and Key
Technology matters described in Note 8,
as to which the date is April 30, 1998)

                                ONCOR, INC.

                        CONSOLIDATED BALANCE SHEETS

                                                   As of December 31,
                                             ---------------------------
                                                  1996           1997
                                                  ----           ----

                                  ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                   $13,058,657     $2,873,765
  Short-term investments, at market               388,504        110,547
  Restricted cash                               5,432,478      2,012,611
  Accounts receivable, net of allowance
    for doubtful accounts of approxi-
    mately $372,000 and $419,000                2,401,639      2,028,239
  Receivable from Officer/Director                294,039        296,874
  Inventories                                   3,839,630      3,161,141
  Receivable from affiliates                      233,007         50,439
  Other current assets                            630,053      3,036,676
                                              ------------   ------------
    Total current assets                       26,278,007     13,570,292
                                              ------------   ------------

NON-CURRENT ASSETS:
  Property and equipment, net                   5,044,270      4,175,768
  Deposits and other non-current assets           216,035        397,801
  Investment in and advances to affiliates      3,213,548        856,064
  Intangible assets, net                        6,918,278      4,884,234
                                              ------------   ------------
    Total non-current assets                   15,392,131     10,313,867
                                              ------------   ------------

     Total assets                             $41,670,138    $23,884,159
                                              ============   ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                             $2,523,585     $3,141,845
  Accrued expenses and other current
    liabilities                                 1,656,900      1,697,744
  Notes payable                                     -          3,013,131
  Affiliate stock issuable under warrants           -          3,787,500
  Current portion of long-term debt               719,337        551,242
                                              ------------   ------------
    Total current liabilities                   4,899,822     12,191,462
                                              ------------   ------------

NON-CURRENT LIABILITIES:
  Long-term debt                               10,386,110      5,867,079
  Deferred rent                                     -            259,351
                                              ------------   ------------
    Total non-current liabilities              10,386,110      6,126,430
                                              ------------   ------------
     Total liabilities                         15,285,932     18,317,892
                                              ------------   ------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY    3,040,119      2,378,157
                                              ------------   ------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 1,000,000
    shares authorized, no shares issued             -               -
  Common stock, $.01 par value,
    50,000,000 shares authorized,
    24,214,349 and 27,302,384 issued;
    24,134,940 and 27,222,975 outstanding         242,143        273,024
  Common stock warrants outstanding               781,250        909,630
  Additional paid-in capital                  125,327,438    137,873,399
  Deferred compensation                          (641,270)      (879,020)
  Unrealized gain on investments                      (94)         -
  Cumulative translation adjustment              (508,172)    (2,184,342)
  Accumulated deficit                        (101,636,696)  (132,584,069)
  Less - 79,409 shares of common
    stock held in treasury, at cost              (220,512)      (220,512)
                                              ------------   -------------
    Total stockholders' equity                 23,344,087      3,188,110
                                              ------------   -------------

     Total liabilities and
     stockholders' equity                     $41,670,138    $23,884,159
                                              ============   =============


  The accompanying notes are an integral part of these consolidated financial statements.

                                   ONCOR, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                       Years Ended December 31,
                             ---------------------------------------------
                                  1995            1996           1997
                                  ----            ----           ----
GROSS REVENUES:
  Product sales               $16,192,836    $15,323,167     $12,948,983
  Contract and grants           1,194,646        682,529         408,589
                             ------------   ------------    ------------
  Gross revenues               17,387,482     16,005,696      13,357,572
                             ------------   ------------    ------------

OPERATING EXPENSES:
  Direct cost of sales          8,279,445      9,656,332       8,515,380
  Restructuring expense             -          2,075,000           -
  Amortization of
   intangible assets            1,339,023      1,322,838       1,157,520
  Selling, general and
   administrative              13,751,342     15,073,138      14,824,585
  Research and development      8,169,625      7,275,565       7,186,150
  Clinical and regulatory       2,252,505      2,545,791       2,045,828
                             ------------   ------------    ------------
  Total operating expenses     33,791,940     37,948,664      33,729,463
                             ------------   ------------    ------------

LOSS FROM OPERATIONS          (16,404,458)   (21,942,968)    (20,371,891)
                             ------------   ------------    ------------

OTHER INCOME (EXPENSE):
  Investment income             1,032,584        519,153         522,793
  Interest and other
   expenses, net                 (501,410)    (3,125,344)     (6,846,804)
  Equity in net loss of
   affiliates and
   minority interest           (2,356,453)    (4,431,015)     (4,251,471)
                             ------------   ------------    ------------
   Net other expense           (1,825,279)    (7,037,206)    (10,575,482)
                             ------------   ------------    ------------

      Net loss               ($18,229,737)  ($28,980,174)   ($30,947,373)
                             ============   ============    ============

BASIC AND DILUTED
NET LOSS PER SHARE                 ($0.87)        ($1.26)         ($1.21)
                             ============   ============    ============

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING           20,887,873     23,030,793      25,546,557
                             ============   ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                   ONCOR, INC.


            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              for the years ended December 31, 1995, 1996, and 1997


                                                   Common      Unrealized
                              Common Stock          Stock         (Loss)
                         ----------------------    Warrants       Gain On
                            Shares      Amount   Outstanding   Investments
                   -----------------------------------------------------------
BALANCE,
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
                   ===========================================================

                                        Cumulative    Additional
                         Deferred      Translation     Paid-In
                       Compensation     Adjustment     Capital
                      ------------------------------------------------
BALANCE,
DECEMBER 31, 1994              -         ($13,224)    $94,734,791

 Sales of common
  stock                        -             -          2,801,800

 Exercise of unit
  purchase options             -             -            172,433

 Exercise of stock
  options and
  warrants                     -             -            524,588

 Net unrealized
  holding gain on
  investments                  -             -               -

 Cumulative translation
  adjustment                   -          426,011            -

 Net loss                      -             -               -
                      ------------------------------------------------
BALANCE,
DECEMBER 31, 1995              -          412,787      98,233,612

 Sales of common
  stock of subsidiaries
  and unconsolidated
  affiliates                   -             -         12,428,145

 Issuance of common
  stock and warrants
  in connection with
  debt                         -             -         12,802,185

 Exercise of stock
  options                      -             -            666,940

 Issuance of common
  stock in connection
  with research and
  development agreements       -             -            460,619

 Issuance and amortization
  of non-employee stock
  options                  (641,270)         -            735,937

 Cumulative translation
  adjustment                   -         (920,959)           -

 Net unrealized holding
  gain on investments          -             -               -

 Net loss                      -             -               -
                      ------------------------------------------------
BALANCE,
DECEMBER 31, 1996          (641,270)     (508,172)    125,327,438

 Sales of common stock
  and warrants                 -             -            624,520

 Sales of common
  stock of unconsolidated
  affiliates                   -             -            437,525

 Issuance of common
  stock and warrants
  in connection with
  debt                         -             -         10,288,639

 Exercise of stock
  options                      -             -             91,529

 Issuance and amortization
  of non-employee stock
  and options              (237,750)         -          1,103,748

 Cumulative translation
  adjustment                   -       (1,676,170)           -

 Net unrealized holding
  gain on investments          -             -               -

 Net loss                      -             -               -
                      ------------------------------------------------
BALANCE,
DECEMBER 31, 1997         ($879,020)  ($2,184,342)   $137,873,399
                      ================================================


                                         Treasury Stock
                         Accumulated  ------------------
                           Deficit       Shares   Amount     Total
                       --------------------------------------------------
BALANCE,
DECEMBER 31, 1994         ($54,426,785)  79,409 ($220,512) $40,278,961

 Sales of common
  stock                           -        -         -       2,809,484

 Exercise of unit
  purchase options                -        -         -         173,616

 Exercise of stock
  options and
  warrants                        -        -         -         526,513

 Net unrealized
  holding gain on
  investments                     -        -         -           2,504

 Cumulative translation
  adjustment                      -        -         -         426,011

 Net loss                  (18,229,737)    -         -     (18,229,737)
                    -------------------------------------------------
BALANCE,
DECEMBER 31, 1995          (72,656,522)  79,409  (220,512)  25,987,352

 Sales of common
  stock of subsidiaries
  and unconsolidated
  affiliates                      -        -         -      12,428,145

 Issuance of common
  stock and warrants
  in connection with
  debt                            -        -         -      13,605,067

 Exercise of stock
  options                         -        -         -         668,535

 Issuance of common
  stock in connection
  with research and
  development agreements          -        -         -         462,104

 Issuance and amortization
  of non-employee stock
  options                         -        -         -          94,667

 Cumulative translation
  adjustment                      -        -         -        (920,959)

 Net unrealized holding
  gain on investments             -        -         -            (650)

 Net loss                  (28,980,174)    -         -     (28,980,174)
                         ------------------------------------------------
BALANCE,
DECEMBER 31, 1996         (101,636,696)  79,409  (220,512)  23,344,087

 Sales of common stock
  and warrants                    -        -         -         626,080

 Sales of common
  stock of unconsolidated
  affiliates                      -        -         -         437,525

 Issuance of common
  stock and warrants
  in connection with
  debt                            -        -         -      10,445,900

 Exercise of stock
  options                         -        -         -          91,969

 Issuance and amortization
  of non-employee stock
  and options                     -        -         -         865,998

 Cumulative translation
  adjustment                      -        -         -      (1,676,170)

 Net unrealized holding
  gain on investments             -        -         -              94

 Net loss                  (30,947,373)    -         -     (30,947,373)
                         ------------------------------------------------
BALANCE,
DECEMBER 31, 1997        ($132,584,069)  79,409 ($220,512)  $3,188,110
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

         The Company has incurred significant cash losses throughout its existence and has no immediate expectation to achieve cash positive operations. Through December 31, 1997, the Company has incurred cumulative losses totaling approximately $133 million. The Company's current cash resources are nearly depleted and any cash infusions would likely be required to be utilized first to repay bank debt obligations of $3.5 million.

         The consolidated cash and liquid investments balances of the Company were $4.6 million at March 31, 1998, compared to $5.0 million at December 31, 1997. Approximately $2.8 million of the cash and liquid investments at March 31, 1998 are limited to fund operations of the Company's European subsidiary. Liquid investments include restricted cash, cash equivalents and short-term investments as set forth on the consolidated balance sheet.

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

         The planned divestiture of certain non-strategic assets and other cost-cutting actions, which are expected to be completed by June 30, 1998, are expected to reduce the Company's ongoing cash requirements significantly. In April 1998, the Company's line of credit was increased by $500,000 to $3.5 million which the Company has fully drawn down. The Company is negotiating an increase in the line of credit to $4.0 million.

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

         The Company holds 2.0 million shares of common stock in Oncormed, Inc., a publicly traded affiliate of the Company, whose shares have traded in the first quarter of 1998 in the range of $4.75 to $7.50 per share. The Company is restricted from selling 1.0 million such shares in the public markets due to outstanding options it has issued or anticipates issuing pursuant to which the Company has offered to sell the shares to the option holders for $2.00 per share. While exercise of such options would generate cash of approximately $2.0 million, such exercise is outside the control of the Company. The remaining 1.0 million shares of common stock of Oncormed can be sold in the public markets only pursuant to restrictions such that the complete liquidation of this position in the public markets likely would take a year or more. Trading activity in Oncormed stock is limited, which would further restrict the Company's ability to liquidate a significant portion of its position. The Company is also considering attempting to secure a purchaser for a block of the stock in a private transaction and currently is holding discussions with potential purchasers pursuant to this effort.

         In April 1998, two of the alternative forms of financing, which the Company had previously reported as being in more advanced stages for discussions, subsequently were not converted from the term sheet stage to that of definitive agreements. The Company continues actively to pursue similar transactions with other parties.

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

         In the event that the Company is unable to raise additional capital by the end of May 1998, the Company may promptly cease significant portions of its programs, projects and business operations. If the pursuit of these potential funding sources proves largely unsuccessful, the Company may be forced into the complete termination of its business operations.

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

         Due to the Company's operations in currencies other than the U.S. dollar, the Company is subject to foreign currency risk. At December 31, 1997, approximately $4.6 million of the Company's current assets were denominated in currencies other than U.S. dollar. These current assets consisted of $2.4 million in cash, $1.0 million in restricted cash and $1.2 million in accounts receivable.


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

         Revenue Recognition

         The Company generally recognizes revenue from sales when the related goods are shipped. Grant and contract revenues are recognized on a percentage-of-completion basis. Grant revenues are reported when earned and are not refundable in accordance with the provisions of the grant awards.

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

         The Company accounts for its income taxes in accordance with SFAS No. 109, Accounting for Income Taxes.

         With respect to U.S. federal income tax, as of December 31, 1997 the Company has net operating loss carry-forwards ("NOLs") of approximately $100.7 million available to offset future taxable income. The Company also has research and development tax credits of approximately $1.6 million available to reduce future U.S. federal income tax. The tax NOL and research and development tax credits may be used through 2010, but begin to expire in 1998. Despite the NOL and credit carry-forwards, the Company may have an income tax liability in future years due to the application of the alternative minimum tax rules. In addition, the utilization of these tax NOL and credit carry-forwards is subject to statutory limitations regarding changes in ownership. The French company had accumulated capital loss and tax loss carryforwards of approximately 43.7 million French francs and research and development tax credits of approximately 1.1 million French francs at December 31, 1997.

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

         Net operating losses and research and development tax credits expire as follows.

                       United States                                              France
--------------------------------------------------------------------------------------------------------------
                                            Research and                                      Research and
      Year of                                Development        Year of                        Development
    Expiration              NOL               Tax Credits      Expiration         NOL           Tax Credits
  --------------       ---------------     ----------------   ------------     ---------   -------------------
                              (in United States dollars)                                 (in French francs)
       1998                  $167,000             5,000           1998               --             88,000

       1999                   315,000            23,000           1999               --                 --

       2000                   372,000            27,000           2000          736,000            550,000

       2001                   848,000            41,000           2001       14,275,000            442,000

       2002                 1,747,000            78,000           2002       16,814,000                 --

       2003                 1,807,000           100,000       Indefinitely   11,881,000                 --

       2004                 1,705,000                 0

       2005                 2,538,000            51,000

       2006                 4,991,000            99,000

       2007                11,137,000           175,000

       2008                10,707,000           301,000

       2009                14,789,000           307,000

       2010                11,782,000           103,000

       2011                19,856,000           154,000

       2012                17,939,000           136,000
                           ----------           -------

       Total             $100,700,000         1,600,000       Total          43,706,000          1,080,000
                         ============         =========                      ==========          =========


The Company's net loss related to foreign and domestic operations was $4.0 million and $26.9 million, respectively in 1997; $2.8 million and $26.2 million respectively in 1996; and $0.9 million and $17.3 million in 1995, respectively.

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

         New Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Management expects that foreign currency translation adjustments will be the significant component of Comprehensive Income under SFAS No. 130.

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 is effective for 1998 year-end financial statements. SFAS No. 131 requires an enterprise to report certain additional financial and descriptive information about its reportable operating segments. Management does not expect that the implementation of SFAS No. 131 disclosure will have a material impact on the Company.


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

(4)      RESTRUCTURING EXPENSE

         In 1996, the Company adopted a restructuring plan to discontinue the development, manufacture, sale and support of certain imaging, research, and non-oncology genetics products. Recorded restructuring costs of $2.1 million comprise the charge-off of discontinued products, charge-off of goodwill associated with a related business unit, and severance payments to former employees whose employment was terminated in conjunction with the plan. The discontinued product lines were customized, computerized, microscopic imaging systems, certain gene-based DNA probes chemistries and certain other chemical test kits and components. The related charge was incurred in conjunction with the Company's decision to cease field sales and support for these lines.


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

         In October 1994, Oncormed completed an initial public offering of 1,335,000 shares of its common stock at $6.00 per share. In November 1994, the Underwriter exercised the over-allotment option to purchase an additional 200,250 shares at $6.00 per share. The effect of this transaction was to reduce the Company's ownership interest in Oncormed from 83% to approximately 40%. As the Company's voting interest was thereafter less than 50%, the Company has since accounted for its investment in Oncormed using the equity method of accounting. In February 1996, Oncormed completed a public offering of 2,000,000 shares of its common stock at $7.75 per share. The effect of this transaction was to reduce the Company's ownership interest in Oncormed to approximately 29%. The public offering resulted in an increase in the Company's proportionate share of Oncormed's equity which was recorded as an increase to the Company's investment in Oncormed and in its paid-in-capital of approximately $4.0 million. In February 1997, Incyte Pharmaceuticals, Inc. granted Oncormed a non-exclusive license. In consideration for the grant of the license and $3.0 million cash, Oncormed issued 773,588 shares of common stock and a warrant to purchase up to ten percent of Oncormed's outstanding stock at the date of the warrant's exercise. The effect of this transaction was to reduce the Company's ownership interest in Oncormed to approximately 25% and an increase the Company's proportionate share of Oncormed's equity which was recorded as an increase to the Company's investment in Oncormed and its paid-in capital.

         Summarized financial information of Oncormed is as follows:

                                                   1995                  1996                    1997
                                           -------------------      ------------------     -------------------
Condensed Statement of Income
        Net Sales                                $311,387               $627,390                $959,645
        Operating Loss                         (6,686,134)            (7,915,717)            (10,974,088)
        Net Loss                              $(6,510,547)           $(7,455,973)           $(10,746,329)

Condensed Balance Sheet
        Current Assets                           $931,122             $7,934,124              $2,052,363
        Non-current Assets                      1,520,752              1,179,851               1,124,252

        Current liabilities                     1,331,806              1,444,762               1,775,458
        Non-current liabilities                   726,261                719,334                 724,347
        Shareholders' equity                     $393,807             $6,949,879                $676,810


         The Company holds 2.0 million shares of common stock in Oncormed, Inc., a publicly traded affiliate of the Company, whose shares have traded in the first quarter of 1998 in the range of $4.75 to $7.50 per share. The Company is restricted from selling 1.0 million such shares in the public markets due to outstanding options it has issued or anticipates issuing pursuant to which the Company has offered to sell the shares to the option holders for $2.00 per share (see Note 11). While exercise of such options would generate cash of approximately $2.0 million, such exercise is outside the control of the Company. The remaining 1.0 million shares of common stock of Oncormed can be sold in the public markets only pursuant to restrictions such that the complete liquidation of this position in the public markets likely would take a year or more. Trading activity in Oncormed stock is limited, which would further restrict the Company's ability to liquidate a significant portion of its position.

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

         In December 1994, Codon issued an aggregate of 450,000 shares of common stock to certain members of its board of directors at $.50 per share.
In February through May 1995, Codon issued an aggregate of 140,000 shares of common stock at $.50 per share and in April 1995, completed a private placement of 1,500,000 shares of convertible preferred stock at $2.00 per share. On April 2, 1996, Codon completed a private placement of 1,012,667 of its preferred shares of stock at $3.00 per share. The Company purchased 100,000 shares in this second private placement. The effect of these transactions was to reduce the Company's ownership interest in Codon to approximately 42%. As the Company's voting interest was less than 50%, the Company has since accounted for its investment in Codon using the equity method of accounting. The effect of these transactions was to change the Company's proportionate share of Codon's equity which was recorded as a $3.0 million increase to paid-in capital. The financial statements of the Company for the year ended December 31, 1996 have been retroactively adjusted to record the results of Codon pursuant to the equity method of accounting from January 1, 1996. The restatement had no impact on the Company's consolidated net loss or net loss per share. Included in receivable from affiliates at December 31, 1996 is approximately $123,000 due from Codon.

         Effective February 28, 1998, the Company exchanged approximately 1.65 million shares of its common stock for all the outstanding shares of Codon not held by the Company. The effect of this transaction was to increase the Company's ownership of Codon to 100%. This transaction has been accounted for as a purchase. Of the purchase price of approximately $6.2 million, $5.7 million has been allocated to research and development projects in process and expensed in the first quarter of 1998. As a result of this transaction, all of Codon's operating expenses and losses have been and will continue to be included in the operating results of the Company from the effective date of the acquisition. The Company henceforth will include in its consolidated cash position any amounts raised through the separate financing activities of Codon.

         Codon is presently seeking additional funding from other sources to continue its research efforts. Thus far, such efforts have not been successful and there can be no assurance that such funding will be available or that Codon will be successful in developing or commercializing any therapies or products.

         Summarized financial information of Codon for the period of equity accounting is as follows:

                                                                1996                         1997
                                                       -------------------------   -------------------------
         Condensed Statement of Income
                  Net Sales                                    $  -0-                   $    -0-
                  Operating Loss                                (4,033,733)              (3,433,610)
                  Net Loss                                     $(4,222,904)             $(3,354,285)

         Condensed Balance Sheet
                  Current Assets                               $   448,255              $    50,268
                  Non-current Assets                             1,434,677                1,180,393

                  Current liabilities                              392,604                1,557,803
                  Non-current liabilities                          123,037                1,652,424
                  Shareholders' equity                         $ 1,367,291              $(1,979,566)


         Appligene Oncor S.A.

         In July 1996, Appligene Oncor S.A. ("Appligene"), the European subsidiary of the Company, completed an initial public offering of newly issued common shares for approximately $8.6 million. As a result of this transaction, the Company's equity interest in Appligene was reduced to approximately 80% and the Company's proportionate share of Appligene's equity was increased by $5.4 million, which was recorded as an increase to the Company's paid-in capital.

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

(7)      STOCKHOLDERS' EQUITY

         Subsequent Event for Issuance of Preferred Stock

         The Company is authorized to issue up to 1,000,000 shares of Preferred Stock (par value of $.01 per share). The rights of any Preferred Stock ultimately issued will be determined by the Board of Directors upon issuance. In January 1998, the Company completed a $5 million equity financing in a private placement of 500 shares of Series A preferred stock. The preferred stock is convertible into common stock of the Company under certain circumstances, generally in a period beginning after 90 days, at prices equal to the lower of (i) 100% (reducing over time to 90%) of the average of the lowest closing bid price of the common stock on any two of the most recent 22 trading days preceding the date of conversion and (ii) $4.56. In addition, the Company issued warrants to purchase 125,000 shares of common stock in connection with the transaction, with an exercise price of $5.16 per share.
The investors and the Company each have rights to increase the amount of the investment under certain circumstances. The market value of the common stock on the date of issuance of the preferred stock was $4.75.

         The Company will record as a deduction in determining net income or loss attributable to common shareholder the difference between the conversion price and the quoted price of the stock issuable upon conversion of the preferred stock (the "beneficial conversion feature"). The beneficial conversion is treated as a dividend and recorded on a straight line basis, over the minimum holding period of the issuance of the preferred stock pursuant to which the maximum beneficial conversion feature is earned.

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

         On September 30, 1996, the Company completed a private placement of 6% three-year unsecured notes convertible into shares of Common Stock of the Company and warrants to purchase an aggregate of 250,000 shares of the Company's Common Stock. The Company received total proceeds of $5.0 million of which $0.4 million was allocated to the warrants. Issuance costs were not significant. As of December 31, 1997, all of these notes had been converted. These notes were convertible at prices which declined from 100% to

80% of the market value of the common stock at the time of conversion over a period of approximately 5 months.

         In December 1995, the Company completed a private placement of 768,384 shares of its Common Stock and issued convertible 4.5% unsecured notes payable of $7.0 million. Total proceeds, net of issuance costs were approximately $9.3 million. As of December 31, 1996, all these notes had been converted. These notes were convertible at prices which declined from 100% to 80.5% of the market value of the common stock at the time of conversion over a period of approximately 5 months.

         On all convertible debt instruments with beneficial conversion features, the Company records as interest expense the difference between the conversion price and the quoted price of the stock issuable upon conversion of convertible debentures with a fixed conversion benefit. This imputed interest is recorded over the minimum holding periods of the debentures pursuant to which the maximum beneficial conversion feature is earned. The interest expense recorded in 1996 and 1997 pursuant to this accounting convention is approximately $2.6 million and $3.0 million, respectively.

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

         The fair market value of each option grant is estimated using the Black-Scholes option pricing model with the following assumptions used for grants in 1995, 1996 and 1997: risk-free interest rates of 4 percent, 4 percent and 5 percent, respectively; expected lives of 5.9 years for the options; and expected volatility of 56 percent.

         Transactions relating to the Company's stock option plans are as follows:


                                             1992 Stock Option Plan                   Special Stock Options
                                       ------------------------------------     -----------------------------------
                                         Number of          Weighted Avg.         Number of         Weighted Avg.
                                           Shares             Ex. Price             Shares            Ex. Price
 Balance, December 31, 1994                 2,265,302           $5.0418                549,851          $2.7206

          Granted                           1,403,000            4.6600                 15,000           4.0000

          Exercised                           (93,668)           4.0900                (98,763)          1.7400

          Canceled                           (165,264)           4.8600                (61,737)          3.9200
                                        ---------------    ---------------      ---------------     ---------------


 Balance, December 31, 1995                  3,409,370           4.9200                404,351           2.8854

          Granted                            1,181,333           4.7600                   -                -

          Exercised                           (158,751)          4.2000                   (522)          2.4600

          Canceled                            (883,967)          5.0000                 (3,829)          2.3800
                                        ---------------    ---------------      ---------------     ---------------


 Balance, December 31, 1996                  3,547,985           4.8600                400,000           2.8906
          Granted                            1,108,400           3.9243                240,000           3.6600

          Exercised                            (39,500)          1.8072                 -                  -

          Canceled                            (679,400)          5.2930                (50,000)          5.6250
                                        ---------------    ---------------      ---------------     ---------------

 Balance, December 31, 1997                  3,937,485          $4.5559                590,000          $2.9718
                                        ---------------    ---------------      ---------------     ---------------



 Options exercisable at
     December 31, 1997(1)                    2,142,249          $4.8300
                                        ---------------    ---------------


 Options not exercisable at
     December 31, 1997(2)                    1,795,236          $4.2288
                                        ---------------    ---------------

_________________

(1) Range of price for exercisable options:                $1.0625 - $7.75
(2) Range of price for non-exercisable options:            $3.3125 - $6.875

         Summary of reserved shares

         As of December 31, 1997, the Company has reserved the following shares of Common Stock for future use as follows:

                   Unit purchase options . . . . . . . . . . . . . . . . . . .           118,346
                   1992 stock option plan  . . . . . . . . . . . . . . . . . .         3,937,485
                   Special stock options . . . . . . . . . . . . . . . . . . .           590,000
                   Conversion of debentures issued to
                      debenture holders  . . . . . . . . . . . . . . . . . . .         3,140,688
                   Warrants issued in conjunction with
                      private placements . . . . . . . . . . . . . . . . . . .           530,836
                                                                                    ------------
                                                                                       8,317,355
                                                                                    ------------

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

               For the Year
                  Ending
               December 31,                                                  AMOUNT
               ------------                                                  ------
               1998  . . . . . . . . . . . . . . . . . . . .                $823,100
               1999  . . . . . . . . . . . . . . . . . . . .                 184,600
               2000  . . . . . . . . . . . . . . . . . . . .                 123,100
               2001  . . . . . . . . . . . . . . . . . . . .                 123,100
               2002  . . . . . . . . . . . . . . . . . . . .                 123,100
               Thereafter  . . . . . . . . . . . . . . . . .                 122,100
                                                                          ----------
                                                                          $1,499,000
                                                                          ----------

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

      FOR THE YEAR
        ENDING
      DECEMBER 31,                                                        AMOUNT
      ------------                                                        ------
        1998  . . . . . . . . . . . . . . . . . . . . . . .            $1,051,994
        1999  . . . . . . . . . . . . . . . . . . . . . . .             1,079,738
        2000  . . . . . . . . . . . . . . . . . . . . . . .             1,112,129
        2001  . . . . . . . . . . . . . . . . . . . . . . .             1,145,494
        2002  . . . . . . . . . . . . . . . . . . . . . . .             1,179,858
        Thereafter  . . . . . . . . . . . . . . . . . . . .             1,523,020
                                                                       -----------
                                             TOTAL                     $7,092,233
                                                                       -----------


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

            The Company has entered into agreements with certain senior executives of the Company which provide for severance payments, totalling approximately $900,000 in the event of a change in control or involuntary termination. In addition, certain senior executives will receive payments of at least $250,000 in the aggregate, depending on the aggregate amount of consideration underlying a sale of the Company.

            The Company has made advances to or paid expenses on behalf of the same officer/director in an amount outstanding at December 31, 1997 of approximately $300,000. The officer executed term notes on September 19, 1997, due September 30, 2000, in this amount. The notes bear interest at 6% per annum, payable in monthly installments of principal and interest of five thousand dollars ($5,000), commencing October 1, 1997, each successive payment to be made on the first day of each succeeding month, thereafter, until September 30, 2000, when all remaining unpaid principal and interest shall be paid in full. In March 1998, the Company, in consideration of the officer's continued employment pursuant to the terms of a Management Continuity Agreement, dated September 29, 1997, between Oncor, Inc. and such officer, reduced the outstanding installments by $75,000.

            The University of California and its licensee, Vysis, Inc. ("Vysis"), filed suit against Oncor on September 5, 1995 for infringement of U.S. Patent No. 5,447,841 entitled Methods and Compositions for Chromosome Specific Staining which issued on that same date. The patent relates to a method of performing in situ hybridization using a blocking nucleic acid that is complementary to repetitive sequences. On April 9, 1998, the Company, Vysis and the University of California entered into a definitive agreement to settle the litigation. As part of the agreement, the Company, Vysis and the Regents of the University of California stipulated to a final judgment order which was approved and issued by the U.S. District Court for the Northern District of California. Under the terms of the definitive agreement, the Company obtained a world-wide nonexclusive royalty-bearing license to any divisionals, continuations, continuations-in-part, reissues, extensions, reexaminations, substitutions, renewals and foreign counterparts thereof throughout the world for use in the fields of human oncology for both clinical and research applications. The Company also obtained a nonexclusive royalty-bearing license to certain direct labeling technology rights owned by Vysis and any divisionals, continuations, continuations-in-art, reissues, extensions, reexaminations, substitutions, renewals and foreign counterparts thereof throughout the world. In return, the Company has agreed to convey to Vysis its fluorescence in situ hybridization
(FISH) genetic probe business, retaining full rights to the field of human oncology for research and clinical applications, including the Company's recently FDA approved INFORM HER-2/neu breast cancer test. The Company also made initial cash payments to Vysis of $0.5 million, and an additional payment of $1.5 million will be due on April 10, 2000 in order to extend the licenses beyond that date. In connection with the release by certain shareholders of their security interest in the assets of the genetic probe business which was conveyed to Vysis and the security interests in the assets of the research business which is currently held for sale, the Company has committed to issue warrants to purchase 2,000,000 shares of Oncor, Inc. common stock at $0.50 per share. In addition, the Company has committed to reprice approximately 480,000 existing warrants held by the same shareholders.

            On April 27, 1998, the Company received a summons and complaint in connection with a lawsuit entitled Key Technology, Inc. v. Oncor, Inc. in the Superior Court of the State of Washington for the County of Walla Walla. The complaint alleges breach of contract and fraud in connection with a June 1996 asset purchase agreement between Key Technology and the Company relating to the sale of the Company's 1300 video inspection system to Key Technology, and seeks damages against the Company of $1,475,000. A failure to successfully defend against or settle that suit would likely result in damages being assessed against the Company and could have a material adverse effect on the Company's business, financial condition or results of operations.

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

            Product sales relating to each geographic region are as follows:


                                                                     YEARS ENDED DECEMBER 31,
                                                                    -------------------------

                                                              1995               1996               1997
                                                              ----               ----               ----

   United States   . . . . . . . . . . . . . . . .         $ 7,167,415        $ 6,644,041          $ 5,068,192
   Europe  . . . . . . . . . . . . . . . . . . . .           7,707,198          7,018,994            6,298,610
   Japan   . . . . . . . . . . . . . . . . . . . .             580,514            964,762              801,410
   Other   . . . . . . . . . . . . . . . . . . . .             737,709            695,370              780,771
                                                           -----------        -----------          -----------
                                                           $16,192,836        $15,323,167          $12,948,983
                                                           ===========        ===========          ===========




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

         The operating losses attributable to the Company's operations in France for the years ended December 31, 1995, 1996, and 1997 were approximately $0.7 million, $2.8 million, and $3.6 million, respectively. Export sales were approximately $9.0 million, $8,7 million and $7.9 million for 1995, 1996 and 1997, respectively.

         Revenues of significant European Countries:

                                                 1995                      1996                       1997
                                            --------------            --------------             --------------
                 France                       3,681,633                2,845,889                   2,584,043
                 Germany                      1,718,367                1,610,696                   1,183,019
                 United Kingdom                 891,837                  854,381                   1,016,389


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


(11)     LINE OF CREDIT

         During 1997, the Company obtained a $3.0 million line of credit which expires on October 31, 1998. Outstanding borrowings at December 31, 1997, were $3.0 million. The line is guaranteed by certain shareholders whose guarantees are secured by substantially all of the assets of the Company. The line bears interest at a rate equal to the prime rate, as reported in the Wall Street Journal, plus 2.0%, which is payable quarterly through July 31, 1998. The interest rate effective for the line of credit as of December 31, 1997 was 7.58%. The Company issued options to purchase 900,000 shares of Oncormed, Inc. ("Oncormed," a 25% owned affiliate), held by the Company in conjunction with establishing and extending this line of credit. The Company has valued the options at approximately $3.8 million which is reflected as a liability on the balance sheet. Approximately $1.8 million of the value of the options was recorded as a charge to interest and other non-operating expense in 1997. The remaining deferred financing fees are included in other current assets and will be charged to interest expense in future periods over the term of the line of credit.

(12)     LONG-TERM DEBT

         Long-term debt at December 31 consists of the following obligations:

                                                                           1996                   1997
                                                                           ----                   ----
 Convertible notes issued by the Company in connection with
 private placements, bearing interest at a rate of 6% per
 year, payable semi-annually, due in 2001.                              $8,851,589              $4,658,959

 Obligation under capital lease bearing interest at 5.62%
 (collateralized by building) with final maturity in 2010.               1,075,070                 865,953

 Various other notes payable to a French government funding
 agency and to banks, primarily secured by the assets of a
 subsidiary.  The interest rates range from 8.39% to 9.32%.              1,178,788                  893,40


                                                                    ---------------          ----------------
                                   Total long-term debt                 11,105,447               6,418,321

                                   Less current maturities                 719,337                 551,242
                                                                       -----------            ------------

                                   Non-current portion                 $10,386,110             $ 5,867,079
                                                                       ===========             ===========

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

         The aggregate maturities of long-term debt at December 31, 1997, are as follows:

                          1998  . . . . . . . . . . . . .   $551,242
                          1999  . . . . . . . . . . . . .    380,137
                          2000  . . . . . . . . . . . . .    202,050
                          2001  . . . . . . . . . . . . .  4,843,703
                          2002  . . . . . . . . . . . . .    194,606
                          Thereafter  . . . . . . . . . .    246,583

                                                      --------------
                                            TOTAL         $6,418,321
                                                          ==========

(13)     SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

         Inventories

         Inventories consist of genetic probes, hybridization systems and reagents in various manufactured states. They are stated at lower of cost (first-in, first-out) or market.

         Inventories consist of the following:

                                                                             As of December 31,
                                                                ------------------------------------------
                                                                         1996                  1997
                                                                ----------------------- ------------------
         Raw materials   . . . . . . . . . . . . . . . . . .            $1,195,485           $980,379
         Work in progress  . . . . . . . . . . . . . . . . .             1,043,611            994,600
         Finished goods  . . . . . . . . . . . . . . . . . .             1,200,534          1,186,162
                                                                ----------------------- ------------------
                                                                        $3,839,630         $3,161,141
                                                                ----------------------- ------------------


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

         Property and equipment consist of the following:


                                                                             As of December 31,
                                                                ------------------------------------------
                                                                         1996                  1997
                                                                ----------------------- ------------------
         Building  . . . . . . . . . . . . . . . . . . . . .            $1,155,338         $1,010,680
         Laboratory equipment  . . . . . . . . . . . . . . .             3,713,500          3,892,403
         Office equipment, furniture and fixtures  . . . . .             5,011,235          4,985,281
         Leasehold improvements  . . . . . . . . . . . . . .             1,015,180          1,092,558
                                                                ----------------------- ------------------
                                                                        10,895,253         10,980,922
         Less - Accumulated depreciation and amortization  .            (5,850,983)        (6,805,154)
                                                                ----------------------- ------------------
         Net property and equipment  . . . . . . . . . . . .            $5,044,270         $4,175,768
                                                                ======================= ==================

         Accrued Expenses and Other Current Liabilities

         Accrued expenses and other current liabilities consist of the following:



                                                                                   AS OF DECEMBER 31,
                                                                          --------------------------------------
                                                                                  1996               1997
                                                                                  ----               ----
         Employee benefit  . . . . . . . . . . . . . . . . . . . . . .           $ 512,063           $ 592,288
         Accrued royalties   . . . . . . . . . . . . . . . . . . . . .             125,025             166,496
         Unbilled professional fees  . . . . . . . . . . . . . . . . .             280,000             381,250
         Deferred revenue  . . . . . . . . . . . . . . . . . . . . . .              73,933              18,000
         Accrued taxes   . . . . . . . . . . . . . . . . . . . . . . .                -                156,093
         Liability to the market maker in
           subsidiary stock  . . . . . . . . . . . . . . . . . . . . .             500,000                -
         Severance   . . . . . . . . . . . . . . . . . . . . . . . . .                -                179,698
         Other   . . . . . . . . . . . . . . . . . . . . . . . . . . .             165,879             203,919
                                                                          ----------------   -----------------
                                                                                $1,656,900          $1,697,744
                                                                          ================   =================

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

         Supplemental Schedule of Non-Cash Investing and Financing Activities

         Transactions relating to the issuance of shares of its Common Stock by the Company in connection with conversion of convertible debt during 1997 and 1996 are as follows:


                               YEAR                    SHARES ISSUED                        VALUE
                               1997                      2,888,088                       $10,317,520

                               1996                      2,163,242                        12,823,817

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

                          3.      EXHIBITS.
                                  --------

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

                        10.17     Management Continuity Agreement, dated September 29, 1997, between Oncor, Inc. and Stephen Turner.

                        10.18     Management Continuity Agreement, dated September 29, 1997, between Oncor, Inc. and Cecil Kost.

                        10.19     Management Continuity Agreement, dated September 29, 1997, between Oncor, Inc. and John L. Coker.

                        23        Consent of Independent Public Accountants to incorporation of reports in Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 into the Company's previously filed S-3
                                  Registration Statements File Nos. 333-00085, 333-00735, 333-11997, 333-20425 and 333-46855, and
                                  into S-8 Registration Statements File Nos. 33-83830, 33-81021 and 333-00063.

                        27.1      Financial Data Schedule.

         (b)     Reports on Form 8-K.

                 None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ONCOR, INC.


Date:    May 21, 1998             By       /s/ Cecil Kost
                                    ---------------------------------
                                           Cecil Kost
                                           President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date                                                        Title
----                                                        -----

May 21, 1998              /s/ Jose J. Coronas               Chairman of the Board
                          --------------------------
                          Jose J. Coronas


May 21, 1998              /s/ Cecil Kost                    President, Chief Operating Officer and
                          --------------------------
                          Cecil Kost                        Director (principal executive officer)


May 21, 1998              /s/ John L. Coker                 Vice President, Secretary and
                          --------------------------
                          John L. Coker                     Treasurer (principal financial officer
                                                            and principal accounting officer)

May 21, 1998              /s/ Derace L. Schaffer            Director
                          --------------------------
                          Derace L. Schaffer


May 21, 1998              /s/ William H. Taylor II          Director
                          --------------------------
                          William H. Taylor II


May 21, 1998              /s/ Timothy J. Triche             Director
                          --------------------------
                          Timothy J. Triche


May 21, 1998              /s/ Stephen Turner                Director
                          --------------------------
                          Stephen Turner

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES



To Oncor, Inc.:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Oncor, Inc., and subsidiaries included in this Form 10-K and have issued our report thereon dated February 20, 1998 (except with respect to the financial condition of the Company described in Note 1, and to the Vysis and Key Technology matters described in Note 8, as to which the date is April 30, 1998). Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The
Schedule II Valuation and Qualifying Accounts is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects the financial data required to be set forth therein, in relation to the basic financial statements taken as a whole.





                                                             ARTHUR ANDERSEN LLP


Washington, D.C.,
February 20, 1998

                                  ONCOR, INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                        Additions
                                   Balance at          charged to
                                  beginning of          expenses                         Balance at end
                                     period           (recoveries)        Write-offs       of  period
                                ----------------     --------------      ------------    --------------
December 31, 1995
-----------------------
Allowance for                          173,351            200,295          (32, 764)            340,882
  doubtful accounts

December 31, 1996
-----------------------
Allowance for                          340,882             73,408           (42,306)            371,984
  doubtful accounts

December 31, 1997
-----------------------
Allowance for                          371,984             46,647                --             418,631
  doubtful accounts

December 31, 1995
-----------------------
Reserve for excess and                 807,601          2,180,331        (1,457,722)          1,530,210
  obsolete inventory

December 31, 1996
-----------------------
Reserve for excess and               1,530,210          1,450,192          (327,281)          2,653,121
  obsolete inventory

December 31, 1997
-----------------------
Reserve for excess and               2,653,121            738,256          (495,443)          2,895,934
  obsolete inventory

December 31, 1995
-----------------------
Deferred tax valuation              20,800,000          7,500,000                --          28,300,000
reserve

December 31, 1996
-----------------------
Deferred tax valuation              28,300,000          7,500,000                --          35,800,000
reserve

December 31, 1997
-----------------------
Deferred tax valuation              35,800,000          8,100,000                --          43,900,000
reserve