Form 10-Q/A
period 1998-03-31
ONCOR INC
filed 1998-05-26
CIK 806637

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                      AMENDMENT NO. 1 TO
                          FORM 10-Q

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
                                =============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.
/TABLE

                                ONCOR, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                            For the three months ended March 31,
                                            ------------------------------------
                                                    1998              1997
                                            ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                      ($12,349,997)     ($8,003,780)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
      Issuance of common stock for interest
       on convertible notes                           41,282        2,175,000
      Issuance of common stock in
       connection with research and
       development agreements                           -             111,681
      Write off of acquired research &
       development                                 5,726,803             -
      Depreciation and amortization                  630,846          649,547
      Expenses for non-employee stock options        176,606          107,118
      Equity in net loss of affiliate
       and other                                   1,038,028        1,319,670
      Changes in operating assets
       and liabilities:
        Accounts receivable                         (200,073)         235,403
        Inventories                                 (292,911)        (295,661)
        Other current assets                         451,562           29,129
        Deposits and other non-current assets         (8,540)         (24,743)
        Accounts payable                             678,595         (153,407)
        Accrued expenses and other
         liabilities                                (217,258)         384,941
        Deferred rent                                (11,789)            -
                                                 -------------     -------------
          Net cash used in operating
           activities                             (4,336,846)      (3,465,102)
                                                 -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                (98,252)        (114,303)
  Cash acquired in Codon acquisition                  52,044
  Purchases of investments                          (468,464)      (2,421,755)
                                                 -------------     -------------
        Net cash used in investing
           activities                               (514,672)      (2,536,058)
                                                 -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of preferred stock            4,965,000             -
  Exercise of stock options and warrants              37,500           19,950
  Reduction in restricted funds                      613,561        4,732,478
  Payment on bank loans                             (236,752)         (96,201)
  Loan to unconsolidated affiliate                  (674,415)        (250,000)
  Proceeds from borrowings and issuance
    of warrants                                         -           2,000,000
                                                 -------------     -------------
       Net cash provided by (used in)
          financing activities                     4,704,894        6,406,227
                                                 -------------     -------------
                                                 -------------     -------------
EFFECT OF CHANGE IN EXCHANGE RATE ON CASH            (66,347)        (522,532)
                                                 -------------     -------------

  Net decrease in cash and cash
   equivalents                                      (212,971)        (117,465)

CASH AND CASH EQUIVALENTS, beginning of
  the period                                       2,873,765       13,058,657
                                                 -------------     -------------

CASH AND CASH EQUIVALENTS, end of the
  period                                          $2,660,794      $12,941,192
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


3.   Net Loss Per Share

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial accounting Standards ("SFAS") No. 128, Earnings Per Share. SFAS No. 128 is effective for financial statements issued after December 15, 1997. The Company has implemented SFAS No. 128. SFAS No. 128 requires the dual presentation of basic and diluted net loss per share. Basic net loss per share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options, warrants and convertible securities that were outstanding at the end of each period presented were not included in the computation of diluted net loss per share as their effect would be antidilutive. As a result the basic and diluted loss per share amounts are identical.

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

                               ONCOR, INC.

                              (Registrant)


Date:  May 26, 1998
                          Jose J. Coronas, Chairman and
                             Acting Chief Executive Officer


Date:  May 26, 1998
                          Cecil Kost, President and Chief
                             Operating Officer



Date:  May 26, 1998

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


                               ONCOR, INC.

                              (Registrant)


Date:  May 26, 1998        /s/  Jose J. Coronas
                          Jose J. Coronas, Chairman and
                             Acting Chief Executive Officer


Date:  May 26, 1998        /s/  Cecil Kost
                          Cecil Kost, President and Chief
                             Operating Officer


Date:  May 26, 1998        /s/  John L. Coker
                          John L. Coker, Vice President
                             of Finance and Administration,
                             Chief Financial Officer