Form 10-Q
period 1998-06-30
ONCOR INC
filed 1998-08-14
CIK 806637

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549


                           FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarter ended June 30, 1998

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


               YES  x                        NO



At July 31, 1998, there were 31,377,080 shares of Common Stock outstanding.

                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

     The unaudited consolidated balance sheet as of June 30, 1998, the audited consolidated balance sheet as of December 31, 1997 and the unaudited consolidated statements of operations for the three month and six month periods ended June 30, 1998 and 1997 and of cash flows for the six month periods ended June 30, 1998 and 1997 set forth below, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. Oncor, Inc. (the "Company") believes that the disclosures made are adequate to make the information presented not misleading.

     In the opinion of management of the Company, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of results for the periods presented. Management suggests that this financial information be read in conjunction with the Form 10-K, including "Item 1. Business -- Additional Risk Factors," filed with the Commission for the year ended December 31, 1997.

     The results for the second quarter and six months ended June 30, 1998, presented in the accompanying financial statements, are not necessarily indicative of the results for the entire year.


                                ONCOR, INC.

                        CONSOLIDATED BALANCE SHEETS

                                                         As of
                                             -----------------------------
                                             June 30, 1998   Dec. 31, 1997
                                           -------------     -------------

                                  ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                      $518,003      $2,873,765
  Short-term investments, at market                90,904         110,547
  Restricted cash                               3,476,999       2,012,611
  Accounts receivable, net of allowance
    for doubtful accounts of approxi-
    mately $501,000 and $419,000                2,097,611       2,028,239
  Receivable from Officer/Director                221,874         296,874
  Inventories                                   2,130,597       3,161,141
  Receivable from affiliates                        -              50,439
  Prepaid license                                 807,257           -
  Deferred financing costs                      3,684,793       1,961,538
  Other current assets                          1,354,696       1,075,138
                                             -------------   -------------
    Total current assets                       14,382,734      13,570,292
                                      -------------   -------------

NON-CURRENT ASSETS:
  Property and equipment, net                   4,663,421       4,175,768
  Deposits and other non-current assets         1,034,361         397,801
  Investment in and advances to affiliates          -             856,064
  Intangible assets, net                        3,689,524       4,884,234
                                             -------------   -------------
    Total non-current assets                    9,387,306      10,313,867
                                      -------------   -------------

     Total assets                             $23,770,040     $23,884,159
                                             =============   =============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                             $4,950,701      $3,141,845
  Accrued expenses and other current
    liabilities                                 1,627,894       1,697,744
  Notes payable                                 4,011,883       3,013,131
  Affiliate stock issuable under warrants       2,643,750       3,787,500
  Current portion of long-term debt               502,208         551,242
                                             -------------   -------------
    Total current liabilities                  13,736,436      12,191,462
                                             -------------   -------------

NON-CURRENT LIABILITIES:
  Long-term debt                                  990,374       5,867,079
  Deferred rent                                   235,773         259,351
                                             -------------   -------------
    Total non-current liabilities               1,226,147       6,126,430
                                             -------------   -------------

     Total liabilities                         14,962,583      18,317,892
                                             -------------   -------------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN CONSOLIDATED
  SUBSIDIARY                                    2,204,671       2,378,157
                                             -------------   -------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 1,000,000
    shares authorized, 500 shares issued,
    entitled to $12,000 per share in
    liquidation                                 5,373,333           -
  Common stock, $.01 par value,
    50,000,000 shares authorized,
    31,456,489 and 27,302,384 issued;
    31,377,080 and 27,222,975 outstanding         314,565         273,024
  Common stock warrants outstanding             1,190,880         909,630
  Additional paid-in capital                  150,951,868     137,873,399
  Deferred compensation                          (684,486)       (879,020)
  Cumulative translation adjustment            (2,286,116)     (2,184,342)
  Accumulated deficit                        (148,036,746)   (132,584,069)
  Less - 79,409 shares of common
    stock held in treasury, at cost              (220,512)       (220,512)
                                             -------------   -------------
    Total stockholders' equity                  6,602,786       3,188,110
                                      -------------   -------------

     Total liabilities and
     stockholders' equity                     $23,770,040     $23,884,159
                                             =============   =============


                The accompanying notes are an integral part of these consolidated financial statements.

/TABLE

                                   ONCOR, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                        For the Three Months Ended       Six Months Ended
                                 June 30,                    June 30,
                      ---------------------------- ----------------------------
                            1998         1997          1998           1997
                      ---------------------------- ----------------------------
GROSS REVENUES:
  Product sales          $3,347,634   $3,493,665     $6,914,138    $6,698,051
  Grants and contracts       94,827      103,499        363,101       226,249
                       ------------- ------------- ------------- --------------

  Gross revenues          3,442,461        3,597,164      7,277,239     6,924,300

OPERATING EXPENSES:
  Direct cost of sales    1,655,270    2,235,574      3,395,168     4,165,623
  Amortization of
   intangibles              872,882      289,320      1,149,791       596,439
  Write off of acquired
   research & development
   projects in process        -            -          5,726,803         -
  Selling, general and
   administrative          4,204,736    3,577,005      8,892,122     6,818,105
  Research and
   development            1,983,264    1,990,161      3,793,860     3,530,691
  Clinical and
   regulatory               280,740      655,981        576,937     1,112,147
                       ------------- ------------- ------------- --------------

  Total operating
    expenses              8,996,892    8,748,041     23,534,681    16,223,005

LOSS FROM OPERATIONS     (5,554,431)  (5,150,877)   (16,257,442)   (9,298,705)

OTHER INCOME (EXPENSE):
  Investment income          32,163      170,501        109,954       364,346
  Gain on sale of
   research assets        1,974,923        -          1,974,923         -
  Gain on valuation
   of stock options       2,956,250        -          2,956,250         -
  Interest and other
   expenses, net         (1,582,666)  (1,053,930)    (2,268,101)   (3,799,853)
  Foreign exchange
   gain (loss)                8,596      (20,130)         7,282       (24,917)
  Equity in net loss of
   affiliates              (247,932)    (817,445)    (1,285,960)   (2,116,532)
                       ------------- ------------- ------------- --------------
                          3,141,334   (1,721,004)     1,494,348    (5,576,956)

    Net loss            ($2,413,097) ($6,871,881)  ($14,763,094) ($14,875,661)
                       ============= ============= ============= ==============

  Dividends and
   accretion on
   convertible
   preferred stock         (112,500)       -           (689,583)        -
                       ------------- ------------- ------------- --------------
NET LOSS APPLICABLE TO
  COMMON STOCK          ($2,525,597) ($6,871,881)  ($15,452,677) ($14,875,661)
                       ============= ============= ============= ==============

BASIC AND DILUTED
  NET LOSS PER SHARE       ($0.08)      ($0.27)       ($0.52)        ($0.59)
                       ============= ============= ============= ==============




WEIGHTED-AVERAGE COMMON
  SHARES OUTSTANDING     30,935,713   25,293,839     29,671,319    25,081,010
                       ============= ============= ============= ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.
/TABLE

                                ONCOR, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                              For the six months ended June 30,
                                            ------------------------------------
                                                    1998              1997
                                            ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                      ($14,763,094)    ($14,875,661)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
      Gain on revaluation of options              (2,956,250)           -
      Gain on sale of research assets             (1,974,923)           -
      Issuance of common stock for interest
       of convertible notes                           67,191        2,800,000
      Issuance of common stock in
       connection with research and
       development agreements                          -              223,362
      Write off of acquired research &
       development                                 5,726,803            -
      Depreciation and amortization                1,992,692        1,230,428
      Expenses for non-employee stock options        325,784          214,235
      Equity in net loss of affiliate
       and other                                   1,285,960        2,137,115
      Changes in operating assets
       and liabilities:
        Accounts receivable                         (106,842)         217,244
        Inventories                                    3,567          (57,682)
        Other current assets                       1,021,788         (641,828)
        Deposits and other non-current assets       (649,384)          24,465
        Accounts payable                           1,681,141         (636,168)
        Accrued expenses and other
         liabilities                                (201,281)       1,268,225
        Deferred rent                                (23,578)         406,061
                                                -------------     -------------
          Net cash used in operating
            activities                            (8,570,426)      (7,690,204)
                                                -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment               (368,470)        (324,862)
  Proceeds from sale of research assets            3,105,000            -
  Cash acquired in Codon acquisition                  52,044            -
  Purchases of investments                            19,643       (2,609,165)
                                                -------------     -------------
          Net cash provided by (used in)
            investing activities                   2,808,217       (2,934,027)
                                                -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of preferred stock            4,965,000            -
  Exercise of stock options and warrants              37,500           37,634
  Change in restricted funds                      (1,473,984)       3,537,210
  Payment on bank loans                             (941,337)        (500,242)
  Loan to unconsolidated affiliate                  (674,415)        (622,198)
  Proceeds from borrowings and issuance
    of warrants                                    1,523,803        2,051,865
                                                -------------     -------------
          Net cash provided by financing
            activities                             3,436,567        4,504,269
                                                -------------     -------------




                                                -------------     -------------
EFFECT OF CHANGE IN EXCHANGE RATE ON CASH            (30,120)        (748,358)
                                                -------------     -------------

  Net decrease in cash and cash
   equivalents                                    (2,355,762)      (6,868,320)

CASH AND CASH EQUIVALENTS, beginning of
  the period                                       2,873,765       13,058,657
                                                -------------     -------------

CASH AND CASH EQUIVALENTS, end of the
  period                                            $518,003       $6,190,337
                                                =============     =============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     In February 1998, the Company exchanged approximately 1,650,013 shares of common stock for all the remaining shares of Codon
     Pharmaceuticals, Inc.

            The accompanying notes are an integral part of these
                    consolidated financial statements.

/TABLE

                           ONCOR, INC.

                  NOTES TO FINANCIAL STATEMENTS

                       AS OF JUNE 30, 1998
                           (Unaudited)


1.   Cash Equivalents and Investments

     Cash equivalents and investments consist primarily of funds invested in money market instruments, commercial paper and U.S. government treasury bills. Investments with maturities between three months and one year are classified as short-term investments. Investments in securities with original maturities of three months or less are considered cash equivalents. Cash of approximately $3.4 million is held in escrow pursuant to a lawsuit brought by a former employee in France ($1.0 million) and, pursuant to Bulk Sales laws of the State of Maryland, proceeds from the sale of the Company's Research Products Assets ($2.4 million), for which the restriction was subsequently eliminated and the funds utilized for working capital purposes.

      Investments that are classified as available-for-sale securities are carried at fair market value. Unrealized holding gains and losses are excluded from earnings and reported as a net amount in a separate component of shareholders' equity until realized.


2.   Intangible Assets

     The intangible assets are the result of an acquisition made in 1994.
They comprise (i) technology acquired, and (ii) the excess of the purchase price over the fair market value of the tangible assets acquired. The intangible assets had been amortized on a straight line method over periods of five to ten years, with a weighted average amortization period of eight years. Due to current market factors and related factors in the second quarter, the Company recognized an impairment reserve against the intangible assets and a charge to amortization of intangibles in an amount of approximately $0.6 million.


3.   Net Loss Per Share

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. SFAS No. 128 is effective for financial statements issued after December 15, 1997. The Company has implemented SFAS No. 128. SFAS No. 128 requires the dual presentation of basic and diluted net loss per share. Basic net loss per share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options, warrants and convertible securities that were outstanding at the end of each period presented were not included in the computation of diluted net loss per share as their effect would be antidilutive. As a result the basic and diluted loss per share amounts are identical.
4.   Divestiture of Operating Business Assets

     On April 9, 1998, the Company completed a transaction with Vysis, Inc.
in which Oncor conveyed to Vysis $0.5 million in cash and full rights and title to its non-oncology genetics probe assets ("Genetics Assets"), including primarily inventory and intellectual property, in exchange for two licenses to patents owned or licensed to Vysis. In addition, the parties agreed to settle all legal action between them with respect to a suit brought by Vysis against the Company in September, 1995. The licenses have primary terms of two years and may be renewed thereafter for the remainder of the lives of patents for a cash payment of $1.5 million. The Company recorded as an intangible asset the value of the licenses acquired in an amount of $1.7 million equal to the net book value of the assets conveyed. Accordingly, no gain or loss was recognized in the disposition of the Genetics Assets. The intangible asset is being amortized ratably over the primary period of the licenses. The sales of the product lines associated with the Genetics Assets had sales to parties outside the consolidated group of approximately $2.4 million in 1997.

     On June 30, 1998, the Company completed the sale of its Research Products Assets, including primarily inventory, laboratory equipment and intellectual property, to Intergen Company for cash consideration of $3.1 million, all of which was paid at closing or shortly thereafter. The Company recorded to non-operating income a gain on the disposition of the Research Products Assets in the amount of $2.0 million. The Research Products Assets had sales to parties outside the consolidated group of approximately $3.1 million in 1997.


5.   Contingency

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


6.   Increased Line of Credit

     During the second quarter of 1998, the Company increased a secured line of credit from $3.0 million to $4.5 million which was thereafter reduced to $4.0 million. The Company has borrowed the full amount of the line. To obtain required consents and increases in the amount available under the line of credit, the Company granted warrants to purchase an aggregate of 2,900,000 shares of its common stock at exercise prices ranging from $0.50 to $1.00 per share, and granted a repricing of outstanding options to purchase an aggregate of 1,100,000 shares of Common Stock of Oncormed, Inc., an affiliate of the Company. A charge representing the estimated fair market value of these grants was made in the amount of $3.3 million to deferred financing fees, and is being amortized to interest expense over the remaining term of the secured line of credit.


7.   New Accounting Pronouncements

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

                      Disclosure of Comprehensive Loss

                         For the Six Months Ended  For the Three Months Ended
                                  June 30,                    June 30,
                         -----------------------------------------------------
                           1998          1997           1998         1997
                         -----------------------------------------------------
Net Loss                 ($14,763,094) ($14,875,661) ($2,413,097) ($6,871,881)
 Foreign currency
   translation
   adjustments               (101,774)    1,474,683)     127,054     (452,650)

 Unrealized gain
   (loss) on
   securities:
     Unrealized holding
     gains (losses)
     arising during the
     period                    -0-            1,016          77         3,126
                         ------------- ------------- ------------ ------------
     Comprehensive loss  ($14,864,868) ($16,349,328) ($2,285,966) ($7,321,405)

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

Overview

     The Company has incurred significant cash losses throughout its existence and has no expectations to achieve cash positive operations until during 1999. The Company's current cash position is nearly depleted and any cash infusions would likely be required to be utilized first to repay, in whole or in part, bank debt obligations of $4.0 million. As described in "Liquidity and Capital Resources" below, the Company has identified several potential sources of additional capital. There can be no assurance that any of these sources will provide the capital necessary for the Company to continue its operations at their current levels, or at all. The inability of the Company to obtain additional financing would have a material adverse effect on the Company's business, financial condition and results of operations, including possibly requiring the Company to curtail or cease its operations.

     Effective February 28, 1998, the Company acquired all remaining outstanding shares of Codon Pharmaceuticals, Inc., formerly known as OncorPharm, Inc. ("Codon"). As a result of this transaction, Codon's operating expenses and losses have been and will continue to be included in the operating results of the Company from the effective date of the acquisition.

     Strategic Repositioning of the Company

     During the second quarter of 1998, the Company entered into transactions for the disposition of its two largest operating units: the non-oncology genetics probe business (the "Genetics Assets") and the Research Products Assets. These dispositions are described below. Together, sales of the product lines associated with these assets comprised more than 42% of the consolidated sales of the Company in 1997. The Company's remaining sources of product revenues are from sales generated by (1) its European operation, and
(2) its oncology-based genetic products. In the aggregate, sales of these remaining products were $8.5 million in 1997.

     Genetics Assets

     On April 9, 1998, the Company completed a transaction with Vysis, Inc.
in which Oncor conveyed to Vysis $0.5 million in cash and full rights and title to its non-oncology genetics probe assets, including primarily inventory and intellectual property, in exchange for two licenses to patents owned or licensed to Vysis. In addition, the parties agreed to settle all legal action between them arising out of a suit brought by Vysis against the Company in September, 1995. The licenses have primary terms of two years and may be renewed thereafter for the remainder of the lives of patents for an additional cash payment of $1.5 million. The Company recorded as an intangible asset the value of the licenses acquired in an amount of $1.7 million equal to the net book value of the assets conveyed. Accordingly, no gain or loss was recognized in the disposition of the Genetics Assets. The intangible assets are being amortized ratably over the primary period of the licenses. The sales of the product lines associated with the Genetics Assets had sales to parties outside the consolidated group of approximately $2.4 million in 1997.

     Research Products Assets

     On June 30, 1998, the Company competed the sale of its Research Products Assets, including primarily inventory, laboratory equipment and intellectual property, to Intergen Company for cash consideration of $3.2 million, all of which was paid at closing or shortly thereafter. The Company recorded to non-operating income a gain on the disposition of the Research Products Assets in the amount of $2.0 million. The sales of the product lines associated with Research Products Assets had sales to parties outside the consolidated group of approximately $3.1 million in 1997.

Results of Operations

     Operating Results -- Overview

     The acquisition and consolidation of Codon in the first quarter of 1998 had the effect of increasing the reported research, development, general and administrative expenses of the Company thereafter by the level of expenses incurred by Codon. Such additional expenses will continue until such time, if ever, as the Company disposes of all or a majority interest in Codon. The divestitures of the Genetics Assets and Research Products Assets at the beginning and end, respectively, of the second quarter of 1998 did not have a significant effect on the level of operating expenses of the Company in the first half or second quarter of 1998. Severance payments and other transactional costs associated with those divestitures more than offset the associated reduction in costs of operating the remaining business on an on-going basis. The Company believes that the operational efficiencies associated with these divestitures will first be recognized in the third quarter of 1998. Due to the divestitures of the Genetics Assets and the Research Products Assets, in the future, the Company will have no revenues from these assets.

     At the end of 1997, the Company received approval of the FDA to market its INFORM(R) breast cancer prognostic test (hereinafter "INFORM(R)"), for which sales commenced in the first half of 1998.

     Operating Results -- Analysis

     Product sales decreased by 4% to $3.3 million and increased by 3% to $6.9 million in the second quarter and first half, respectively, of 1998 from $3.5 million and $6.7 million in the corresponding periods of the previous year. In the second quarter of 1998, the elimination of sales of the product lines associated with the Genetics Assets more than offset improved sales of the product lines associated with the Research Products Assets, divested at the end of the quarter, and sales of INFORM(R). In the first half of 1998, sales of INFORM(R) and improved sales of research products were responsible for the increase.

     Contracts and grants revenue changes were not significant in any period presented.

     Product gross margins improved to 51% in each of the second quarter and first half of 1998 from 36% and 38%, respectively, in the corresponding periods of the previous year. The improvement in margins is attributable to
(1) an elimination of low margin products offered in Europe and the United States, (2) non-recurring inventory valuation adjustments in the second quarter and first half of 1997 and (3) sales of INFORM(R) in 1998 at higher margins than those for other products of the Company, in the aggregate, more than offsetting the unfavorable effects of (1) spreading fixed manufacturing costs over a lower manufacturing base and (2) amortizing product licenses acquired in the divestiture of the Genetics Assets. With the elimination of non-oncology genetics and research products manufacturing activity for all future periods, the Company cannot determine if sales of INFORM(R) in the immediate future will be sufficient to offset the downward effect on margins from the reduced level of activity resulting from the divestitures.

     The amortization of intangibles increased to $0.9 million and $1.1 million in the second quarter and first half of 1998, respectively, from $0.3 million and $0.6 million in the corresponding periods of the previous year. This increase is the result of the Company's determination to record an impairment reserve of approximately $0.6 million against the intangible assets acquired with the acquisition of Appligene. Management cannot determine whether additional charges to impairment will be required in future periods.

     Selling, general and administrative expenses increased 17% to $4.2 million and 31% to $8.9 million in the second quarter and first half, respectively, of 1998 from $3.6 million and $6.8 million in the corresponding periods of the previous year. During the second quarter of 1998, sales and marketing expenses increased while general and administrative expenses decreased. During the first half of 1998, both categories of expenses increased. Each of these categories is discussed below.

     The increase in sales and marketing expense in the second quarter and first half of 1998, when compared with the corresponding periods in the preceding year, is attributable to expenses associated with the launch of the marketing program for INFORM(R). The most significant elements of the marketing program include adding to the marketing and sales management of the Company, reconfiguring the field sales force and preparing advertising and other promotional materials. In large measure, such expenses are expected to continue as the Company continues to devote substantial resources to its diagnostics marketing efforts. In addition, sales and marketing expenses increased substantially in Europe due to additions to the field sales force, primarily in the United Kingdom.

     The decrease in general and administrative expenses in the second quarter of 1998, when compared with the corresponding period in the preceding year, is attributable to a reduction in executive personnel both at the parent company and at its consolidated subsidiaries. Management believes that such efficiencies will continue at least through the end of 1998. The increase in general and administrative expenses in the first half of 1998, when compared with the corresponding period in the preceding year, is attributable to the substantial legal expenses incurred in the first half of 1998 in the defense of certain key intellectual property rights of the Company and, to a lesser extent, to the acquisition of Codon, more than offsetting the lower expenses associated with senior management. The intellectual property dispute between the parties was settled as a part of the divestiture of the Genetics Assets described above; accordingly, such expenses are not expected to recur in the foreseeable future.

     Research and development expenses remained the same in the second quarter of 1998 compared to the corresponding period of 1997. An increase due to the consolidation of Codon was offset by a decrease due to the termination or substantial reduction in sponsored research arrangements with several institutions and to a reduction in the efforts to file and prosecute patent applications. Management believes that expenses associated with institutional sponsored research and patent prosecution will continue at the current lower rate throughout the remainder of 1998.

     Research and Development expenses increased 7% to $3.8 million in the first half of 1998 from $3.5 million in the corresponding period of the previous year. Such increase is attributable to the acquisition of Codon, more than offsetting the benefits of the aforementioned reductions in expenses related to sponsored research agreements.

     The charge for research projects in process of $5.7 million in the first half of 1998 was a result of the acquisition of Codon.

     Clinical and regulatory expenses decreased by 57% to $0.3 million and by 48% to $0.6 million in the second quarter and first half, respectively, of 1998 from $0.7 million and $1.1 million in the corresponding periods of the previous year. Such decreases are attributable to the completion of clinical trials for INFORM(R) at several sites in 1997 and to decreases in staffing levels.

     Other net income (expense) was net income of $3.1 million and $1.5 million in the second quarter and first half respectively of 1998 as compared to net expense of $1.7 million and $5.6 million in the corresponding periods of the preceding year. The wide fluctuations in these amounts are discussed below.

     In the second quarter and, accordingly, the first half of 1998, other income (expense) was significantly affected by four transactions: (1) the sale of the Research Products Assets which generated a gain of $2.0 million;
(2) a significant reduction in the market value of affiliate stock subject to outstanding options which resulted in a reduction in the liability recorded for the obligations of the Company to issue the shares and a corresponding gain of $3.0 million; (3) the issuance of options in the stock of the Company and its affiliates in exchange for certain financing concessions and extensions which resulted in an additional charge to deferred financing expenses of $3.8 million and a corresponding additional amortization to interest expense in the second quarter of $0.9 million; and (4) the acquisition of Codon which reduced the equity in net loss of affiliates by $0.6 million.

     The amortization of interest expense will continue at a rate in excess of $0.9 million per month through October 1998. While there can be no assurance as to the future market price of the stock of the affiliate, the affiliate has entered into a definitive merger agreements which could cause the price of its stock to increase substantially, thereby creating additional liability and loss for Oncor in the third quarter of 1998. The completion of such transaction would likely also generate substantial non-operating income for the Company attributable to its holdings in affiliate stock not subject to outstanding options.
     As a result of the factors discussed above, net loss decreased 65% to $2.4 million in the second quarter of 1998 from $6.9 million in the corresponding period of the previous year. Net loss remained the same at approximately $14.8 million in the first half of 1998 and of 1997.

Liquidity and Capital Resources

     Overview

     The consolidated cash and liquid investments balances of the Company were $0.7 million and $4.1 million at July 31, 1998 and June 30, 1998, respectively, compared to $5.0 million at December 31, 1997. Approximately $0.5 million and $1.4 million of the cash and liquid investments at July 31, 1998 and June 30, 1998, respectively, are limited to fund operations of the Company's European subsidiary. Liquid investments include restricted cash, cash equivalents and short-term investments as set forth on the consolidated balance sheet included elsewhere in this filing.

     Analysis of Historical Cash Losses

     The following table sets forth the most significant elements of the cash flows of the Company in the first six months of 1998 (in millions of dollars):

     Cash and liquid investments at January 1, 1998               $5.0

     Net cash used in operating activities                        (8.6)

     Proceeds from issuance of convertible preferred stock         5.0

     Loans to affiliate                                           (0.7)

     Purchases of equipment                                       (0.4)

     Cash received in connection with sale of the
     Research Products Assets                                      3.1

     Borrowings under a bank line of credit                        1.5

     Repayment of debt                                            (0.9)
                                                                ---------
     Cash and liquid investments at June 30, 1998                 $4.0
                                                                =========


     Pursuant to Bulk Sales laws of the State of Maryland, approximately $2.4 million of the cash and liquid investments, representing a portion of the cash proceeds from the sale of the Research Products Assets, was held in escrow in the United States at June 30, 1998. Such amounts were utilized thereafter for working capital purposes. Approximately $1.0 million of the cash and liquid investments is held in escrow in France pending the outcome of legal disputes between the Company and the former President of Appligene. The more important of such disputes was tried in the second quarter of 1998 and a final determination is pending.

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

     Purchases of equipment are for the on-going replacement of office and laboratory equipment; the Company expects such purchases to increase as larger scale facilities are prepared for the anticipated manufacture of certain products, including INFORM(R). Any substantial leasehold improvements which may be required in manufacturing facilities are expected to be funded by the Company's primary landlord in accordance with the Company's current lease agreements.

     The Company leases most of its facilities under operating leases with aggregate annual obligations for 1998 of $1.1 million. The Company has committed to expend $0.8 million in support of various research agreements in 1998.

     Cash received in connection with the sale of the Research Products Assets and borrowings under a bank line of credit are discussed above. Repayment of debt includes $0.5 million of repayments under the bank line of credit and $0.4 million of repayment of debt.

     As of July 31, 1998, the Company had an available consolidated cash balance of approximately $0.7 million, of which approximately $0.5 million is available for use in the Company's North American operations. In addition, the Company generated cash of $1.0 million on or about August 12, 1998 from the exercise of certain outstanding options to purchase shares of an affiliate of the Company. The Company expects that its current liquid resources will not be sufficient to fund operations after the end of September 1998. The Company is considering additional alternative forms of financing, including among other things, equity or debt financing, sale of publicly-traded Oncormed Common Stock, recovery of Oncor advances to Codon, sale of Appligene stock and other alternatives. Following the February 1998 acquisition of Codon, Oncor includes in its consolidated cash position any amounts raised through the separate financing efforts of Codon. Funds, if any, raised from most of these possible sources will likely first be utilized to repay, in whole or in part, the Company's bank debt of $4.0 million in accordance with the terms of the underlying line of credit and related guarantees. The line of credit, which expires on October 31, 1998, is guaranteed by certain shareholders whose guarantees are secured by substantially all of the assets of the Company.

     During the second quarter of 1998, the Company increased its secured line of credit from $3.0 million to $4.5 million, which was thereafter reduced to $4.0 million. The Company has borrowed the full amount of the line of credit.
To obtain this additional financing, and to obtain required waivers and consents from the guarantors of the line of credit pursuant to which the Company was released from its obligation to use all cash raised through the sale of assets to repay the line of credit, (i) the Company granted to such guarantors warrants to purchase an aggregate of 2.9 million shares of its common stock at exercise prices ranging from $0.50 to $1.00 per share and (ii) the Company granted the guarantors options to purchase shares of Common Stock of Oncormed, Inc., a publicly-traded affiliate of the Company ("Oncormed").
In connection therewith, during the second quarter, the Company adjusted the per share exercise price of options to purchase 1.0 million shares of Oncormed from $2.00 per share to $1.50 per share and granted 100,000 options with an exercise price of $1.70 per share. During the third quarter, the Company further adjusted the per share exercise price of the $1.50 options to $0.90 and adjusted the per share exercise price of the $1.70 options to $1.00, in order to induce the holders of such options to waive the cashless exercise feature and to immediately exercise such options. As a result of the exercise of such options, the Company generated cash of $1.0 million on or about
August 12, 1998.

     The Company holds 2.0 million shares of Common Stock in Oncormed, of which 1.1 million are subject to outstanding options as described above.
Since April 1, 1998, the shares of Common Stock of Oncormed have traded in the range of $1.75 to $5.38 per share. In July, 1998, Oncormed announced that it had reached a definitive agreement (the "Oncormed Merger Agreement") to merge with Gene Logic, Inc. ("Gene Logic"). Pursuant to the terms of this transaction, which has not yet been consummated, Gene Logic will issue an aggregate of 4,849,815 shares of Gene Logic Common Stock to holders of Oncormed Common Stock, including the Company, subject to adjustment if the average closing price of Gene Logic's Common Stock for the fifteen days ending the second day prior to the meeting at which the stockholders of Gene Logic will meet to approve the transaction (the "Closing Price") is more than $7.88. However, in the event the Closing Price is less than $6.34 per share, Oncormed may terminate the Oncormed Merger Agreement in accordance with its terms. As a consequence, if the foregoing transaction is consummated, Oncor will receive shares of Gene Logic Common Stock with a publicly-traded value of between $2.94 and $3.66 for each share of Oncormed exchanged pursuant to the merger, depending on the share price of Gene Logic Common Stock during such fifteen-day period and subject, under certain circumstances, to adjustment below $2.94 for each share exchanged. The transaction is subject to approval by the shareholders of Oncormed and Gene Logic and to other contractual conditions. There can be no assurance that the transaction will be completed in accordance with the proposed terms or at all. In conjunction with this proposed transaction, Oncor has agreed to vote in favor of the merger and not to trade any of its shares that are not subject to outstanding options for a period ending 60 days after the completion of the transaction (the "60-day Lock-Up Period"). Furthermore, the Company has agreed that during the 30-day period (the "30-day Lock-Up Period") following the 60-day Lock-Up Period, it will not dispose of more than the greater of 1% of the outstanding shares of Gene Logic Common Stock and the average weekly reported trading volume of Gene Logic Common Stock during the four calendar weeks preceding the date of any such disposition (such number being hereinafter referred to as the "Permitted Disposition Amount"). Finally, the Company has agreed that during each three-month period commencing on the day following the end of the 30-day Lock-Up Period, it will not dispose of more than the Permitted Disposition Amount. The Company believes that its holdings in Gene Logic Common Stock, notwithstanding the foregoing lock-up agreement, will provide the Company with substantially more liquidity for its Oncormed Common Stock than it had previously.

     The Company is restricted from selling 1.1 million such shares to Gene Logic or in the public markets due to outstanding options it has issued pursuant to which the Company has offered to sell the shares to the option holders for prices ranging from $0.90 to $1.00 per share. On or about August 12, 1998, the holders of such options exercised such options, which generated cash to Oncor equal to $1.0 million. If the above-described merger transaction is not completed, the remaining 0.9 million shares of Common Stock of Oncormed can be sold in the public markets only pursuant to restrictions on the sale of unregistered stock by an affiliate pursuant to Rule 144 of the Securities Act of 1933 such that the complete liquidation of this position in the public markets likely would take a year or more. Trading activity in Oncormed stock is limited, which would further restrict the Company's ability to liquidate a significant portion of its position.

     The Company holds 100% of the outstanding stock of Codon, Inc. ("Codon"). In addition, the Company has advanced to Codon approximately $3.7 million as of July 31, 1998, pursuant to an unsecured demand note. Codon currently is in negotiations with a potential purchaser for substantially all of the assets of Codon. Any proceeds from such transaction would go first to satisfy Codon's obligations to Oncor and to Codon's other creditors, obligations to whom are not significant. There can be no assurance that the proposed transaction will be completed or, if completed, that cash proceeds would be sufficient to satisfy all creditors including Oncor. Even in the event of complete satisfaction of obligations to creditors, it is unlikely that any remaining proceeds to be distributed to Oncor as its sole shareholder would be significant.

     The Company owns 80% of the outstanding stock of Appligene - Oncor SA ("Appligene"), which is headquartered in Strasbourg, France. The remaining 20% is held by public shareholders. Due to the divestitures of business units by Oncor as described above, Oncor and Appligene no longer supply each other with significant amounts of products. The Company is currently in discussions with certain parties which have expressed interest in acquiring Oncor's position in Appligene. Appligene is currently experiencing significant operating losses and has stated that its ability to continue in existence for the indefinite future is in doubt, without additional capital or substantial operating improvements. It is contemplated that an acquiror of Oncor's position likely would be in a better position than Oncor to provide such capital and improvements. There can be no assurance that the current discussions will result in a completed transaction.

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

     While the Company is using its best efforts to consummate one or more of these potential sources of funding, it is possible that the success, if any, of these efforts will not be sufficient to fund the Company for the foreseeable future. The Company has taken, and is continuing to take, substantial cost-cutting actions, including significant reductions in its number of employees. In the event that the Company is unable to raise additional capital by the end of September 1998, the Company may promptly cease significant portions of its programs, projects and business operations. If the pursuit of these potential funding sources proves largely unsuccessful, the Company may be forced into the complete termination of its business operations.

     Requested Redemption of Series A
      Convertible Preferred Stock

     On August 7, 1998 and August 11, 1998, the Company received requests from the holders of its Series A Convertible Preferred Stock (the "Preferred Stock"), which had an aggregate original issuance amount equal to $5.0 million, to have their shares of Preferred Stock redeemed. As of August 13, 1998, none of the holders of Preferred Stock had completed all of the steps necessary for redemption. In any event, the Company believes that the holders of the Preferred Stock have not tendered a valid redemption request and, therefore, the Company will not comply with the requested redemption. There can be no assurance that such redemption request will ultimately be found to be invalid. In the event that such redemption request is ultimately held to be valid, and the Company is unable to obtain the funds necessary to redeem the Preferred Stock, the non-payment of such redemption amounts would have a material and adverse effect on the Company's business, results of operations and financial condition.

     Effort to Obtain Strategic Transaction

     In June 1997, the Company engaged Lehman Brothers to assist in securing strategic alliances, including the possible sale of the Company, which would, among other effects, alleviate the Company's cash requirements. This engagement has been extended, but there can be no assurance that any such transaction will be concluded.

     Year 2000 Compliance

     The Company has begun an assessment of the effects of year 2000, including establishment of a task force to manage the process, but has not completed its assessment, planning, or contingencies. At this point in the assessment process, and based on very preliminary estimates, the Company believes that the resources required to meet with year 2000 compliance will not be material to the Company. The expected resources required will be the replacement of certain hardware and software, and the related efforts require to implement these changes. The Company believes that the risks to the Company could be the possible failure of certain systems for a brief period of time; however, at this point in the assessment process, the Company believes that these delays will not have a material, adverse effect on the operations of the Company.

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

Risk Factors

     History of Operating Losses

     Oncor has not been profitable since its inception in July 1983. For the quarter ended June 30, 1998, the Company incurred net losses of approximately $2.4 million and as of that date, the accumulated deficit of the Company was $148 million. The Company expects to incur additional losses in future periods. The Company believes it will become profitable sometime in 1999, but cannot provide assurance as to when, if ever, it will achieve profitability.
     Additional Financing Requirements and
      Access to Capital Funding

     The Company expects that its current liquid resources will not be sufficient to fund operations after the end of September 1998. Funds, if any, raised from most of the possible sources during the intervening period may first be utilized to repay, in whole or in part, the Company's bank debt of $4.0 million in accordance with the terms of the underlying line of credit and related guarantees. The line of credit, which expires on October 31, 1998, is guaranteed by certain shareholders whose guarantees are secured by substantially all of the assets of the Company.

     The Company is considering additional alternative forms of financing, including among other things, equity or debt financing, sale of publicly-traded Oncormed Common Stock, recovery of Oncor advances to Codon, sale of Appligene stock and other alternatives.

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

     While the Company is using its best efforts to consummate one or more of these potential sources of funding, it is possible that the success, if any, of these efforts will not be sufficient to fund the Company for the foreseeable future. The Company has taken, and is continuing to take, substantial cost-cutting actions, including significant reductions in its number of employees. In the event that the Company is unable to raise additional capital by the end of September 1998, the Company may promptly cease significant portions of its programs, projects and business operations. If the pursuit of these potential funding sources proves largely unsuccessful, the Company may be forced into the complete termination of its business operations.

     No Assurance of Continued Listing of Common Stock

     Due to its history of losses and other related factors, the Company continues to be below certain guidelines for continuing listing of its common stock on its principal exchange, the American Stock Exchange (the "Exchange"). The Exchange has the authority to invoke or waive the guidelines at its sole discretion. In July 1998, the Exchange requested, and the Company agreed that it will provide the Exchange with, certain financial information and projections in support of continued listing. There can be no assurance that this information will be satisfactory to the Exchange and that the Company's stock will continue to be listed on the Exchange. If the Company's stock were delisted from the Exchange, any alternative public markets or exchanges that may be available to the Company likely would provide substantially less liquidity and market support for the shareholders of the Company and materially and adversely affect the ability, if any, of the Company to raise additional equity capital in the future.
     Requested Redemption of Series A
      Convertible Preferred Stock

      On August 7, 1998 and August 11, 1998, the Company received requests from the holders of its Series A Convertible Preferred Stock (the "Preferred Stock"), which had an aggregate original issuance amount equal to $5.0 million, to have their shares of Preferred Stock redeemed. As of August 13, 1998, none of the holders of Preferred Stock had completed all of the steps necessary for redemption. In any event, the Company believes that the holders of the Preferred Stock have not tendered a valid redemption request and, therefore, the Company will not comply with the requested redemption. There can be no assurance that such redemption request will ultimately be found to be invalid. In the event that such redemption request is ultimately held to be valid, and the Company is unable to obtain the funds necessary to redeem the Preferred Stock, the non-payment of such redemption amounts would have a material and adverse effect on the Company's business, results of operations and financial condition.

     Recent Disposition of Non-Strategic Assets

     The Company has recently completed the sale or other conveyance of its two non-strategic asset groups: the research products assets and the non-oncology genetic probe systems assets. As a result, the scope of the Company's business (including its revenue base) and its number of products has been reduced significantly. The Company's few remaining products presently marketed in North America are cancer-related genetic probe tests, including the INFORM(R) HER-2/neu diagnostic test, which currently is sold to a limited number of customers. The disposal of each of these asset groups has resulted in a significant decrease in the number of employees in the Company and in the number of patents and trademarks owned by the Company. There can be no assurance that the disposition of these two asset groups will not have a material adverse effect on the business, financial condition and results of operations of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview -- Strategic Repositioning of the Company."

     Risk Associated with the INFORM(R) Her-2/neu Gene-Based Test System

     Although the Premarket Approval ("PMA") for the Oncor INFORM(R) HER-2/neu Gene Detection System was approved for marketing by the U.S. Food and Drug Administration (the "FDA") in December 1997, there can be no assurance that the Company will be capable of manufacturing the test system in commercial quantities at reasonable costs or marketing the product successfully, that the test system will be accepted by the medical diagnostic community, or that the market demand for the test system will be sufficient to allow profitable sales. In addition, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if substantial problems occur after the product reaches the market.

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

     Patents and Proprietary Rights

     The Company's success will depend in large part on its, and its licensors', ability to obtain patents, defend their patents, maintain trade secrets and operate without infringing upon the proprietary rights of others, both in the United States and in foreign countries. The patent position of firms relying upon biotechnology is highly uncertain in general and involves complex legal and factual questions. To date there has emerged no consistent policy from the courts regarding the breadth of claims allowed in biotechnology patents or the degree of protection afforded under such patents. The Company relies on certain patents and pending U.S. and foreign patent applications relating to various aspects of its products. These patents and patent applications are either owned by the Company or rights under them are licensed to the Company. There can be no assurance that patents will issue as a result of any such pending applications or that, if issued, such patents will be sufficiently broad to afford protection against competitors with similar technology. In addition, there can be no assurance that any patents issued to the Company, or for which the Company has license rights, will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company.

     The University of California and its licensee, Vysis, Inc. ("Vysis"), filed suit against Oncor on September 5, 1995 for infringement of U.S. Patent No. 5,447,841 entitled Methods and Compositions for Chromosome Specific Staining which issued on that same date. The patent relates to a method of performing in situ hybridization using a blocking nucleic acid that is complementary to repetitive sequences. On April 9, 1998, the Company, Vysis and the University of California entered into a definitive agreement to settle the litigation. In connection with the settlement, the Company obtained certain non-exclusive royalty bearing licenses, made an initial payment of $0.5 million to Vysis, and an additional payment of $1.5 million will be due on April 10, 2000 in order to extend the license beyond that date.

     The commercial success of the Company will also depend upon avoiding the infringement of patents issued to competitors and others and upon maintaining the technology licenses upon which certain of the Company's current products are, or any future products under development might be, based. Litigation, which could result in substantial cost to the Company, may be necessary to enforce the Company's patent and license rights or to determine the scope and validity of others' proprietary rights. If competitors of the Company prepare and file patent applications in the United States that claim technology also claimed by the Company, the Company may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office ("PTO") to determine the priority of invention, which could result in substantial cost to the Company, even if the outcome is favorable to the Company. An adverse outcome could subject the Company to significant liabilities to third parties and require the Company to license disputed rights from third parties or cease using the technology. A U.S. patent application is maintained under conditions of confidentiality while the application is pending in the PTO, so that the Company cannot determine the inventions being claimed in pending patent applications filed by its competitors in the PTO. Further, U.S. patents do not provide any remedies for infringement that occurred before the patent is granted.

     On April 27, 1998, the Company received a summons and complaint in connection with a lawsuit entitled Key Technology, Inc. v. Oncor, Inc. in the Superior Court of the State of Washington for the County of Walla Walla. The complaint alleges breach of contract and fraud in connection with a June 1996 asset purchase agreement between Key Technology and the Company relating to the sale of the Company's I300 video inspection system to Key Technology, and seeks damages against the Company of $1.5 million. A failure to successfully defend against or settle that suit would likely result in damages being assessed against the Company and could have a material adverse effect on the Company's financial condition and results of operation.

     On May 29, 1998, a complaint was filed against the Company in the U.S. District Court for the Eastern District of New York by Paul Diamond, alleging that the Company is infringing his U.S. Patent No. 5,597,697 by making, using, and selling its SUNRISE(TM) DNA amplification detection system. While the Company believes that the action, which was filed pro se (without the assistance of counsel), is without merit, patent litigation is generally costly and the disposition or outcome of this case cannot be predicted with certainty.

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

     Uncertainties Relating to Product Development

     The Company's actively marketed products other than the INFORM(R) HER-2/neu Gene Detection System have not been approved by the FDA and may be sold only for research purposes in the United States and certain other countries. The Company has undertaken to seek FDA approval for certain of these products, and may in the future undertake to seek such approval or clearance for other products, and substantial additional investment, laboratory development, clinical testing, controlled manufacturing and FDA approval or clearance will be required prior to the commercialization of such products for diagnostic purposes. There can be no assurance that the Company will be successful in developing such existing or future products, that such products will prove to be efficacious in clinical trials, that required regulatory approvals or clearances can be obtained for such products, that such products, if developed and approved, will be capable of being manufactured in commercial quantities at reasonable costs, will be marketed successfully or will be accepted by the medical diagnostic community, or that market demand for such products will be sufficient to allow profitable operations.

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

     The Company has only limited experience in manufacturing products on a commercial basis. The Company believes that its existing manufacturing facilities, along with available contiguous space currently under option to the Company, will enable it to produce commercial quantities of its products at least through 1998. No assurance can be given, however, that manufacturing or quality control problems will not arise if the Company increases production of its products, or if additional facilities are required in the future.

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

     Investment in Oncormed, Appligene, and Codon

     The Company owns approximately 23% and 80% of the common stock of its publicly-traded affiliates, Oncormed and Appligene, respectively, and 100% of the outstanding capital stock securities of its privately held subsidiary, Codon. The shares of common stock of Oncormed, Appligene, and Codon held by the Company are not currently freely tradeable and no public market exists for the Common Stock of Codon. Therefore, there can be no assurance that the Company will be able to realize the economic benefit of its investment or predict the timing of such realization. The value of the Company's investment in Oncormed and Appligene represents a significant portion of the total assets of the Company and such value fluctuates with the market price of those companies' common stock. Therefore, any event that has a material and adverse effect on the market price of the common stock of Oncormed and Appligene will have a material and adverse effect on the value of the Company's investment in those companies. The Company does not control the day-to-day operations and management of these companies and, therefore, has a varying but limited direct control over their operations and financial results.

     As described above, Oncormed announced in July 1998 that it had reached a definitive agreement to merge with Gene Logic which, if consummated, will result in Oncor's shares of Oncormed not subject to outstanding options being converted into shares of Gene Logic. However, there can be no assurance that the merger between Oncormed and Gene Logic will, in fact, be consummated and in the event such merger is not consummated, the shares of Oncormed owned by Oncor that are not subject to outstanding options can be sold in the public markets only pursuant to restrictions on the sale of unregistered stock by an affiliate pursuant to Rule 144 of the Securities Act of 1933 such that the complete liquidation of Oncor's position in Oncormed likely would take a year or more. See "Management's Discussion and Analysis of financial Condition and Results of Operations -- Liquidity and Capital Resources -- Analysis of Historical Cash Losses."

     Restricted Use of the Company's Products

     The sale, distribution and use of the Company's FDA approved breast cancer product in the United States is restricted to prescription use in that the users of the product must be trained and demonstrated proficient in the use of the product and the results of the proficiency testing provided as part of the Company's training program must be provided in the Company's Annual Reports to the FDA. The Company's products sold in the United States for research purposes, only, must be labeled accordingly. The FDA imposes distribution requirements and procedures on companies selling products for research purposes only, including the requirement that the seller receive specified certifications from its customer as to the customer's intended use of the product. As a result of these requirements, the Company's research products can only be sold in the United States to a limited number of customers for limited use and can only be sold for broader commercial use with FDA approval or clearance or pursuant to recent Analyte Specific Reagent regulations for which no clinical claims can be made. No assurance can be given that the Company will receive FDA approval or clearance for its research products or that it will be able to sell its approved products in larger quantities.

     Attraction and Retention of Key Personnel

     The Company's ability to successfully develop marketable products and to maintain a competitive position will depend in large part on its ability to attract and retain highly qualified scientific and management personnel. The Company is highly dependent upon the principal members of its management, scientific staff, and Medical and Science Advisory Boards. Competition for such personnel and advisors is intense, and the Company's ability to attract and retain such personnel is adversely affected by the current financial condition of the Company; therefore, there can be no assurance that the Company will be able to continue to attract and retain such personnel.

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

     Volatility of Stock Price

     The market prices for securities of life sciences companies, including the market prices of the Company's Common Stock, have been highly volatile and the market has experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Announcements of technological innovations or new commercial products by the Company or its competitors, developments concerning proprietary rights, including patents and litigation matters, publicity regarding actual or potential clinical trial results with respect to products under development by the Company or others, decisions regarding regulatory approvals of the products of the Company or others, regulatory developments in both the United States and foreign countries, public concern as to the efficacy of new technologies, general market conditions, as well as quarterly fluctuations in the Company's revenues and financial results and other factors, may have a significant impact on the market price of the common stock. In particular, the realization of any of the risks described in these "Risk Factors" could have a dramatic and adverse impact on such market price.

Item 5.   Other Information on Form 10-Q.

     As disclosed in the Company's latest proxy statement, the deadline for submitting proposals to be considered for inclusion in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders is February 1, 1999.

     Pursuant to recent amendments to Rule 14a-4(c)(1) under the Securities Exchange Act of 1934, as amended, the Company will have discretionary voting authority if a proponent does not notify the Company by April 12, 1999 of their intent to present a proposal from the floor at the 1999 Annual Meeting of Stockholders or of their intent to commence a proxy solicitation for the
1999 Annual Meeting of Stockholders.
Item 6.   Exhibits and Reports on Form 8-K.


a.   The following exhibits are filed as part of this report on Form 10-Q.

     27.1  Financial Data Schedule.

b.   Reports on Form 8-K.

     None.

                            SIGNATURES




    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           ONCOR, INC.

                           (Registrant)


Date:  August 14, 1998        /s/  Jose J. Coronas
                           Jose J. Coronas, Chairman and
                             Acting Chief Executive Officer


Date:  August 14, 1998        /s/  Cecil Kost
                           Cecil Kost, President and Chief
                             Operating Officer


Date:  August 14, 1998        /s/  John L. Coker
                           John L. Coker, Vice President
                             of Finance and Administration,
                             Chief Financial Officer