Form 10-Q
period 1998-09-30
ONCOR INC
filed 1998-11-17
CIK 806637

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarter ended September 30, 1998

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



               YES  x                        NO



At October 30, 1998, there were 31,556,489 shares of Common Stock outstanding.

                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                      Basis of Presentation

     The unaudited consolidated balance sheet as of September 30, 1998, the audited consolidated balance sheet as of December 31, 1997 and the unaudited consolidated statements of operations for the three month and nine month periods ended September 30, 1998 and 1997 and of cash flows for the nine month periods ended September 30, 1998 and 1997 set forth below, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. Oncor, Inc. (the "Company") believes that the disclosures made are adequate to make the information presented not misleading.

     The accompanying financial statements are presented on the basis of a going concern. The Company is in the process of attempting to sell substantial portions of its assets, certain of which were sold after September 30, 1998. Many of the assets held for sale are intellectual properties and have no recorded value on the Company's books. Those assets for sale and with recorded value, primarily shares held in two publicly traded companies and excess furniture and laboratory equipment, are recorded at the lower of unamortized cost or estimated net realizable value. Upon completion of this process, the Company may sell substantially all of the assets of the business and cease to be a going concern. Management believes that any accounting and classification adjustments to the accompanying financial statements necessary to present such statements on the basis of a company in liquidation would not be material.

     In the opinion of management of the Company, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of results for the periods presented. Management suggests that this financial information be read in conjunction with the Form 10-K, including "Item 1. Business -- Additional Risk Factors," filed with the Commission for the year ended December 31, 1997 and the risk factors included in the Company's forms 10-Q for the quarters ended March 31, 1998 and June 30, 1998.

     The results for the third quarter and nine months ended September 30, 1998, presented in the accompanying financial statements, are not necessarily indicative of the results for the entire year.


                                ONCOR, INC.

                        CONSOLIDATED BALANCE SHEETS

                                                         As of
                                             -----------------------------
                                             Sept. 30, 1998  Dec. 31, 1997
                                           --------------    -------------
                                       (unaudited)
                                  ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                      $734,047      $2,873,765
  Short-term investments, at market                90,904         110,547
  Restricted cash                               1,110,466       2,012,611
  Accounts receivable, net of allowance
    for doubtful accounts of approxi-
    mately $488,000 and $419,000                1,734,419       2,028,239
  Receivable from Officer/Director                179,374         296,874
  Inventories                                   2,250,207       3,161,141
  Receivable from affiliates                        -              50,439
  Prepaid license                                 807,257           -
  Deferred financing costs                          -           1,961,538
  Investment in unaffiliated company            1,680,000           -
  Other current assets                          1,075,172       1,075,138
                                             -------------   -------------
    Total current assets                        9,661,846      13,570,292
                                      -------------   -------------

NON-CURRENT ASSETS:
  Property and equipment, net                   3,498,028       4,175,768
  Prepaid license and other                       680,596         397,801
  Investment in and advances to affiliates          -             856,064
  Intangible assets, net                        1,605,000       4,884,234
                                             -------------   -------------
    Total non-current assets                    5,783,624      10,313,867
                                      -------------   -------------

     Total assets                             $15,445,470     $23,884,159
                                             =============   =============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                             $4,837,725      $3,141,845
  Accrued expenses and other current
    liabilities                                 1,390,069       1,697,744
  Notes payable                                 3,980,742       3,013,131
  Affiliate stock issuable under warrants           -           3,787,500
  Current portion of long-term debt               513,038         551,242
                                             -------------   -------------
    Total current liabilities                  10,721,574      12,191,462
                                             -------------   -------------

NON-CURRENT LIABILITIES:
  Long-term debt                                  935,000       5,867,079
  Deferred rent                                     -             259,351
                                             -------------   -------------
    Total non-current liabilities                 935,000       6,126,430
                                             -------------   -------------

     Total liabilities                         11,656,574      18,317,892
                                             -------------   -------------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN CONSOLIDATED
  SUBSIDIARY                                    2,204,671       2,378,157
                                             -------------   -------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 1,000,000
    shares authorized, 500 shares issued,
    entitled to $12,000 per share in
    liquidation                                 5,373,333           -
  Common stock, $.01 par value,
    50,000,000 shares authorized,
    31,556,489 and 27,302,384 issued;
    31,477,080 and 27,222,975 outstanding         314,565         273,024
  Common stock warrants outstanding             1,190,880         909,630
  Additional paid-in capital                  150,951,868     137,873,399
  Deferred compensation                          (589,432)       (879,020)
  Cumulative translation adjustment            (1,937,927)     (2,184,342)
  Accumulated deficit                        (153,498,550)   (132,584,069)
  Less - 79,409 shares of common
    stock held in treasury, at cost              (220,512)       (220,512)
                                             -------------   -------------
    Total stockholders' equity                  1,584,225       3,188,110
                                      -------------   -------------

     Total liabilities and
     stockholders' equity                     $15,445,470     $23,884,159
                                             =============   =============


                The accompanying notes are an integral part of these consolidated financial statements.

/TABLE

                                   ONCOR, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                           Three Months Ended           Nine Months Ended
                              September 30,               September 30,
                      ---------------------------- ----------------------------
                            1998         1997          1998           1997
                      ---------------------------- ----------------------------
GROSS REVENUES:
  Product sales          $2,220,057    3,030,011     $9,134,195    $9,728,062
  Grants and contracts       47,134       96,000        410,235       322,249
                       ------------- ------------- ------------- --------------

  Gross revenues          2,267,191        3,126,011      9,544,430    10,050,311

OPERATING EXPENSES:
  Direct cost of sales    1,559,909    2,026,705      4,955,077     6,192,328
  Amortization of
   intangibles            2,084,525      281,073      3,234,316       877,512
  Write off of acquired
   research & development
   projects in process        -            -          5,726,803         -
  Selling, general and
   administrative          3,394,857    3,492,996     12,286,980    10,311,101
  Research and
   development            1,563,424    1,927,846      5,357,284     5,458,537
  Clinical and
   regulatory               286,555      376,413        863,492     1,488,560
                       ------------- ------------- ------------- --------------

  Total operating
    expenses              8,889,270    8,105,033     32,423,952    24,328,038

LOSS FROM OPERATIONS     (6,622,079)  (4,979,022)   (22,879,522)  (14,277,727)

OTHER INCOME (EXPENSE):
  Investment income           5,437       84,941        115,391       449,287
  Interest and other
   expenses, net          1,135,817   (1,135,843)     3,798,889    (4,935,696)
  Foreign exchange
   gain (loss)               19,022       (2,822)        26,304       (27,739)
   Equity in net loss of
   affiliates                     0     (858,560)    (1,285,960)   (2,975,092)
                       ------------- ------------- ------------- --------------
                          1,160,276   (1,912,284)     2,654,624    (7,489,240)

    Net loss            ($5,461,803) ($6,891,306)  ($20,224,898) ($21,766,697)
                       ============= ============= ============= ==============

  Dividends and
   accretion on
   convertible
   preferred stock             -           -           (689,583)        -
                       ------------- ------------- ------------- --------------
NET LOSS APPLICABLE TO
  COMMON STOCK          ($5,461,803) ($6,891,306)  ($20,914,481) ($21,766,967)
                       ============= ============= ============= ==============

BASIC AND DILUTED
  NET LOSS PER SHARE       ($0.17)      ($0.27)       ($0.69)        ($0.86)
                       ============= ============= ============= ==============

WEIGHTED-AVERAGE COMMON
  SHARES OUTSTANDING     31,503,228   25,533,691     30,272,916    25,233,561
                       ============= ============= ============= ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements./TABLE

                                ONCOR, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                              For the nine months ended September 30,
                                            -----------------------------------------
                                                    1998              1997
                                            -----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                      ($20,224,898)    ($21,766,967)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
      Gain on revaluation and exercise
       of warrants                                (6,527,500)           -
      Gain on sale of research assets             (1,974,923)           -
      Issuance of common stock for interest
       and imputed interest of convertible
       notes                                          67,191        2,800,000
      Issurance of common stock warrants in
       stock of an affiliate for interest              -              881,250
      Issuance of common stock in
       connection with research and
       development agreements                          -              324,374
      Write off of acquired research &
       development                                 5,726,803            -
     Amortization of deferred financing fees      3,096,331            -
      Write down of property and equipment           902,000            -
      Amortization of intangible assets            2,084,525            -
      Depreciation and amortization                2,364,364        1,913,470
     Gain on disposal of assets                       -             (105,488)
      Expenses for non-employee stock options        420,838          391,461
      Equity in net loss of affiliate
       and other                                   1,285,960        2,995,675
      Changes in operating assets
       and liabilities:
        Accounts receivable                          360,539          399,044
        Inventories                                    7,336          (50,126)
        Other current assets                         285,427       (1,271,860)
        Deposits and other non-current assets       (294,347)          87,442
        Accounts payable                           1,381,125         (485,548)
        Accrued expenses and other
         liabilities                                (320,703)       2,213,890
        Deferred rent                               (259,351)         389,142
                                                -------------     -------------
          Net cash used in operating
            activities                           (11,619,283)     (11,284,241)
                                                -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment               (403,690)        (566,038)
  Proceeds from sale of research assets            3,105,000            -
  Cash acquired in Codon acquisition                  52,044            -
  Purchases of investments                            19,643         (202,142)
                                                -------------     -------------
          Net cash provided by (used in)
            investing activities                   2,772,997         (768,180)
                                                -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of preferred stock            4,965,000            -
  Proceeds from exercise of options in
   affiliate                                         927,500            -
  Exercise of stock options and warrants              37,500           37,634
  Change in restricted funds                       1,011,441        3,410,069
  Payment on bank loans                           (1,095,920)        (614,465)
  Loan to unconsolidated affiliate                  (674,415)      (1,290,239)
  Proceeds from borrowings and issuance
    of warrants                                    1,522,615        2,052,420
                                                -------------     -------------
          Net cash provided by financing
            activities                             6,693,721        3,595,419
                                                -------------     -------------

                                                -------------     -------------
EFFECT OF CHANGE IN EXCHANGE RATE ON CASH             12,847         (779,801)
                                                -------------     -------------

  Net decrease in cash and cash
   equivalents                                    (2,139,718)      (9,236,803)

CASH AND CASH EQUIVALENTS, beginning of
  the period                                       2,873,765       13,058,657
                                                -------------     -------------

CASH AND CASH EQUIVALENTS, end of the
  period                                            $734,047       $3,821,854
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

/TABLE

                           ONCOR, INC.

                  NOTES TO FINANCIAL STATEMENTS

                     AS OF SEPTEMBER 30, 1998
                           (Unaudited)


1.   Basis of Presentation

     The accompanying financial statements are presented on the basis of a going concern. The Company is in the process of attempting to sell substantial portions of its assets, certain of which were sold after September 30, 1998. Most of the assets held for sale are intellectual properties and have no recorded value on the Company's books. Those assets for sale and recorded value, primarily shares held in two publicly traded companies and excess furniture and laboratory equipment, are recorded at the lower of unamortized cost or estimated net realizable value. Upon completion of this process, the Company may sell substantially all of the assets of the business and cease to be a going concern. Management believes that any accounting and classification adjustments to the accompanying financial statements necessary to present such statements on the basis of a company in liquidation would not be material.


2.   Cash Equivalents and Investments

     Cash of approximately $1.0 million is held in escrow at September 30, 1998 pursuant to legal proceedings brought by a former employee in France. Approximately $0.6 million of such amount was released from escrow after September 30, 1998.


3.   Divestiture of Operating Business Assets

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

     On September 29, 1998, pursuant to a plan of merger between Oncormed, Inc. (Oncormed) and Gene Logic, Inc. (Gene Logic), the Company exchanged 900,000 shares representing all its shares in Oncormed for approximately 420,000 shares of common stock in Gene Logic. The Company recorded a gain on this transaction of approximately $1.7 million representing the estimated net realizable value of the Gene Logic shares. These shares are subject to certain trading restrictions; however, the Company expects to dispose of the shares within one year; consequently, the Company's investment is classified as a current asset.


4.   Adjustment to Intangible Assets

     During the third quarter of 1998, the Company determined to seek to sell a portion or all of its interest in Appligene-Oncor, SA. (Appligene). Based upon initial discussions with potential purchasers and term sheets received, management revalued the goodwill arising out of its acquisition of Appligene to approximately $1.6 million, recording an impairment charge to income in the approximate amount of $1.8 million.


5.   Other Income and Expenses

     Other income and expenses include the following:

                                                 Income (Expense)

                                          For Three Months Ended          For Nine Months Ended
                                               September 30,                   September 30,
                                         ----------------------          ---------------------

                                             1998          1997            1998          1997
                                                ----          ----            ----          ----
Amortization to expense of beneficial
    conversion feature of convertible
    debt and preferred stock issues            -       (1,166,222)        (73,500)   (4,790,152)
Financing expenses associated with the
    acquisition and amendment of secured
    credit facility                       (3,684,793)       -          (5,805,288)        -
Gain on exercise of warrants in
    an affiliated company and
    adjustment of the related
    liability to issue such warrants       3,637,604                    6,593,854         -
Gain on collection of note payable
    previously written off                   500,000        -             500,000         -
Gain on exchange of stock in affiliated
    company pursuant to a merger
    agreement                              1,680,000        -           1,680,000         -
Gain on sale of Research Products Assets       -            -           1,974,923         -
Write down of property and equipment        (902,000)       -            (902,000)        -
Other, net                                   (94,994)      30,379        (169,100)     (145,544)

     Total other income and expense        1,135,817    1,135,843)      3,798,889    (4,935,696)

     On September 30, 1998, the Company received notice that the holders and guarantors of its $4.0 million secured note payable declared the Company to be in default of the note agreement and demanded acceleration of repayment of the notes which was previously due on October 31, 1998. Accordingly, the Company charged to financing expense in the third quarter of 1998 approximately $3.7 million, representing the entire balance of deferred financing costs arising out of the placement of the notes.

     In the third quarter of 1998, the Company collected $0.5 million in full satisfaction for the early extinguishment of its note, originally for $0.7 million, from Oncormed, Inc. Pursuant to the equity method of accounting, the Company had completely written off the note against its proportionate share of Oncormed's losses. As a result, the entire proceeds from the early extinguishment were recorded as other income.

     On September 29, 1998, pursuant to a plan of merger, the Company exchanged all of its shares held in Oncormed common stock for 420,000 shares of common stock in Gene Logic, Inc., a publicly traded company. Pursuant to the equity method of accounting, the Company had completely written off the its investment in Oncormed against its proportionate share of Oncormed's losses. The Company recorded the Gene Logic stock as investment and a credit to other income for the fair value of the stock received on the date of acquisition.

     As noted above, the Company recorded a gain to other income on the divestiture of its Research Products Assets.

     In August, 1998, warrant holders exercised options to acquire 1,100,000 shares of Oncormed common stock from Oncor at exercise prices of $0.75 to $1.00 per share. The Company recorded a gain on the exercise in the amount of approximately $1.0 million. In addition, the Company recognized the deferred gain recorded upon the granting of the warrants and adjusted to reflect the current market price of Oncormed stock thereafter, in the amount of approximately $2.6 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition, including a discussion of issues surrounding the extreme financial difficulties facing the Company and the substantial uncertainties as to the future on-going operation of the Company's business and as to the value of the equity interests of the holders of Common Stock in the Company. The shares in the common stock of the Company may have minimal or no value upon the resolution of these issues.

     The discussion should be read in conjunction with the consolidated financial statements of the Company and notes thereto found elsewhere in this Form 10-Q, and the audited consolidated financial statements of the Company and notes thereto, which were included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. This Report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Readers are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, readers should specifically consider the various factors identified in this Report and in the Company's other public filings which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth under the caption "Additional Risk Factors."

Overview

     Financial Condition

     As of November 16, 1998, the Company currently had immediate obligations to (1) repay a $4 million note payable, which is secured by substantially all of the assets of the Company, (2) satisfy its trade and other unsecured obligations in an amount in excess of $3 million and (3) meet the claim for redemption of its preferred shareholders which, if valid, would be in an
amount in excess of $6 million.   The Company has no cash reserves with which
to contribute to the satisfaction of these obligations and, therefore, is in the process of attempting to sell or find strategic partners for substantial portions or all of its assets to meet these obligations.

     The Company believes its greatest value can best be obtained without filing for voluntary bankruptcy or court-supervised reorganization. However, there is a possibility that creditors may force the Company into involuntary bankruptcy or that the Company may reach alternative conclusions and elect to file for bankruptcy. Under any such circumstance, there may be minimal or no value remaining to the common shareholders at the conclusion of this effort. These matters are further discussed under Liquidity and Capital Resources found elsewhere in this Management's Discussion and Analysis.

     Acquisition of Remaining Shares of Codon

     Effective February 28, 1998, the Company acquired all remaining outstanding shares of Codon Pharmaceuticals, Inc., formerly known as OncorPharm, Inc. ("Codon"). As a result of this transaction, Codon's operating expenses and losses have been and will continue to be included in the operating results of the Company from the effective date of the acquisition. Codon substantially ceased operations as of October 1998.

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

Results of Operations

     As discussed in "Overview   Financial Condition" above, the Company may
not continue on-going operations in the near future. Management cannot predict the outcome of the uncertainty surrounding the future operations of the business; therefore, the analysis set forth below under Results of Operations should not be viewed as indicative of the future results of the operations, if any, of the company and management is unable to make any comments with respect thereto. Most or all of the operating results analyzed below are related to or impacted by corporate assets which have been sold after September 30, 1998 or are actively for sale at the date of filing this Form 10-Q.

     Net product sales decreased in the third quarter and first nine months of 1998 by 27% and 6%, respectively, compared to the corresponding periods of the preceding year. The declines were due to the aforementioned dispositions of operations in North America more than offsetting increased sales in Europe derived from the addition of new lines of products acquired for resale.

     Contract and grant revenues decreased in the third quarter and increased in the first nine months of 1998 by 25% and 35%, respectively, compared to the corresponding periods of the preceding year. The decline in the third quarter was due to the expiration of grants not renewed. The increase in the nine months was due to the aforementioned consolidation of Codon in February 1998 and the inclusion of its grant revenues.

     Net sales margins declined from 33% to 30% in the third quarter and increased from 36% to 46% for the nine months of 1998 compared to the corresponding periods of the preceding year. The decline in margin in the third quarter was due to spreading fixed manufacturing costs over a substantially lower manufacturing base, due to the aforementioned divestitures, and, to a lesser extent, to amortizing product licenses acquired. The improvement in margins in the nine months was attributable to
(1) an elimination of low margin products offered in Europe and the United States, (2) non-recurring inventory valuation adjustments in the second quarter and first half of 1997 and (3) sales of INFORM in 1998 at higher margins than those for other products of the Company, in the aggregate, more than offsetting the aforementioned unfavorable effects recognized in the third quarter.

     Amortization of intangible assets represents the amortization and adjustment of goodwill arising from the acquisition of Appligene. In the third quarter of 1998, the Company took an additional impairment charge of approximately $1.8 million to reduce the carrying value of the goodwill to its estimated realizable value.

     Research projects in progress represent the write off of acquired research in progress in the first quarter of 1998 resulting from the aforementioned acquisition of all of the remaining shares of common stock of Codon, not previously owned by the Company.

     Selling, general and administrative expenses remained flat in the third quarter and increased 19% in the nine months of 1998, respectively, compared to the corresponding periods of the preceding year. In the third quarter of 1998, selling expenses in North America declined due to the effects of the aforementioned dispositions more than offsetting the higher expenses associated with marketing the Company's breast cancer diagnostic test approved for sale by the FDA at the end of 1997. Selling expenses in Europe increased in the third quarter and nine months due to the addition of field sales personnel in the United Kingdom. General and administrative expenses in the third quarter and nine month periods increased due primarily to the inclusion of Codon.

     In the nine months of 1998, selling expenses increased in North America as the expenses of the launch of the diagnostic product more than offset the reductions in expense associated with the dispositions.

     Research and development expenses decreased in the third quarter and first nine months of 1998 by 19% and 2%, respectively, compared to the corresponding periods of the preceding year. The declines were due to the reductions in personnel and programs associated with the aforementioned dispositions, more than offsetting the effects of the inclusion of Codon.

     Clinical and regulatory expenses decreased in the third quarter and first nine months of 1998 by 24% and 42%, respectively, compared to the corresponding periods of the preceding year. The declines were due to the high level of effort expended in 1997 in pursuit of the approval of the Company's breast cancer diagnostic test, with no corresponding effort in 1998.

     Other income and expenses include the following:

                                                 Income (Expense)

                                          For Three Months Ended          For Nine Months Ended
                                               September 30,                   September 30,
                                         ----------------------          ---------------------

                                             1998          1997            1998          1997
                                                ----          ----            ----          ----
Amortization to expense of beneficial
    conversion feature of convertible
    debt and preferred stock issues            -       (1,166,222)        (73,500)   (4,790,152)
Financing expenses associated with the
    acquisition and amendment of secured
    credit facility                       (3,684,793)       -          (5,805,288)        -
Gain on exercise of warrants in
    an affiliated company and
    adjustment of the related
    liability to issue such warrants       3,637,604                    6,593,854         -
Gain on collection of note payable
    previously written off                   500,000        -             500,000         -
Gain on exchange of stock in affiliated
    company pursuant to a merger
    agreement                              1,680,000        -           1,680,000         -
Gain on sale of Research Products Assets       -            -           1,974,923         -
Write down of property and equipment        (902,000)       -            (902,000)        -
Other, net                                   (94,994)      30,379        (169,100)     (145,544)

     Total other income and expense        1,135,817    1,135,843)      3,798,889    (4,935,696)

Liquidity and Capital Resources

     The Company currently has immediate obligations to (1) repay a $4 million note payable, which is secured by substantially all of the assets of the Company, (2) satisfy its trade and other unsecured obligations in an amount in excess of $3 million and (3) meet the redemption request, if valid,
of its preferred shareholders in an amount in excess of $6 million.   The
Company has no cash reserves with which to contribute to the satisfaction of these obligations and, therefore, is in the process of attempting to sell or find strategic partners for substantial portions or all of its assets to meet these obligations.

     The Company had no significant cash reserves at September 30, 1998. The composition of cash balances was as follows (dollars in thousands):

     Unrestricted cash available for operations of the parent company   $0.3
     Unrestricted cash available for operations of European subsidiaries $0.5 Cash held in escrow pending the resolution of related legal matters $1.0

     The cash held in escrow represented the total amounts at issue in separate actions filed by Appligene's former President against each of Oncor (for $0.6) and Appligene (for $0.4). In October, 1998, an arbitration tribunal awarded $0.5 to Oncor and $0.1 to the plaintiff in full resolution of the claims against Oncor. The remainder of the funds in escrow relate to claims against Appligene, which are expected to be resolved by the courts prior to the end of 1998.

     In the absence of any significant cash balances available for operations of the parent company, such operations have been significantly reduced. Beginning in September, 1998, cash proceeds to fund operations have been generated by the collection of customer accounts receivable, collection of a note receivable at a discount prior to maturity, release of escrowed funds and the sale of excess furniture and laboratory equipment.

     The Company expects to continue to fund near-term operations with cash from operations and proceeds from the sale of additional assets. With the receipt of all payments and the sale of each asset, the Company must reach agreement with the secured lenders as to the portion, if any, of the resulting proceeds which is available to fund operations. The remainder of such proceeds is applied against the outstanding balance due on the note. The note holders may elect at any time to apply all of the proceeds of any or all asset sales to the note until the full balance of the note is extinguished. Such action would result in the Company immediately ceasing all operations due to lack of available funds for operation.

     While the Company is using its best efforts to obtain maximum value for the sale of assets, it is possible that the success, if any, of these efforts will not be sufficient to fund the Company for the foreseeable future. In the event that the Company is unable to meet all its obligations without selling substantially all of its key assets, the Company will likely be forced into the complete termination of its business operations.

     Requested Redemption of Series A
       Convertible Preferred Stock

     On August 7, 1998 and August 11, 1998, the Company received requests from the holders of its Series A Convertible Preferred Stock (the "Preferred Stock"), which had an aggregate original issuance amount equal to $5.0 million, to have their shares of Preferred Stock redeemed and to have accrued interest and penalties paid in cash. The total amount at issue is in excess of $6 million. The Company believes that there are certain legal and financial impediments to the satisfaction of these requests, even if determined to be valid. In the event the Company is unable to obtain the funds necessary to redeem the Preferred Stock, the non-payment of such redemption amounts would have a material and adverse effect on the Company's business, results of operations and financial condition.

Additional Risk Factors

     As discussed above, there are substantial risks that the Company will cease operations at any time, possibly within the next several months, and that the residual value available to the common stockholders may be minimal, if any. However, if the Company is to continue as an on-going operation, it will be subject to substantial additional risks, as follows below.

     History of Operating Losses

     Oncor has not been profitable since its inception in July 1983. For the quarter ended September 30, 1998, the Company incurred net losses of approximately $5.5 million and as of that date, the accumulated deficit of the Company was $153 million. If the Company is to continue operations, it expects to incur additional losses in future periods.

     Additional Financing Requirements and
       Access to Capital Funding

     If the Company continues in operation, it will be subject to risks associated with additional financing requirements and access to capital funding. The Company expects that its current liquid resources may not be sufficient to fund operations after the satisfaction of its obligations.

     No Assurance of Continued Listing of Common Stock

     If the Company continues in operation, it will be subject to risks
associated with no assurance of continued listing of its Common Stock.   The
Company is in the process of being delisted from the American Stock Exchange and expects to be listed thereafter on the Over-the- Counter Bulletin Board. Such market will likely provide substantially less liquidity and market support for the shareholders of the Company and materially and adversely affect the ability, if any, of the Company to raise additional equity capital in the future.

     Requested Redemption of Series A
       Convertible Preferred Stock

     The Company is subject to risks associated with the requested redemption of Series A convertible preferred stock. On August 7, 1998 and August 11, 1998, the Company received requests from the holders of its Series A Convertible Preferred Stock (the "Preferred Stock"), which had an aggregate original issuance amount equal to $5.0 million, to have their shares of Preferred Stock redeemed. The Company believes that there are certain legal and financial impediments to the satisfaction of these requests, even if determined to be valid. In the event that such redemption request is ultimately held to be valid, and the Company is unable to obtain the funds necessary to redeem the Preferred Stock, the non-payment of such redemption amounts would have a material and adverse effect on the Company's business, results of operations and financial condition.

     Year 2000 Systems Compliance

     If the Company continues in operation, it will be subject to risks associated with year 2000 system compliance. While the Company has been notified that its most important operating systems are year 2000 compliant, there can be no assurance that problems with respect to such compliance may occur which could have a material adverse affect on the operations of the business.

     Recent Disposition of Non-Strategic Assets

     If the Company continues in operation, it will be subject to risks associated with the recent disposition of productive assets. The Company has recently completed the sale or other conveyance of its two non-strategic asset groups: the research products assets and the non-oncology genetic probe systems assets. As a result, the scope of the Company's business (including its revenue base) and its number of products has been reduced significantly and could be further reduced. The disposal of each of these asset groups has resulted in a significant decrease in the number of employees in the Company and in the number of patents and trademarks owned by the Company. There can be no assurance that the disposition of these asset groups will not have a material adverse effect on the business, financial condition and results of operations of the Company. See "Management's Discussion and Analysis of
Financial Condition and Results of Operations   Overview   Strategic
Repositioning of the Company."

     Risk Associated with the INFORM  Her-2/neu Gene-Based Test System

     If the Company continues in operation, it will be subject to risks associated with the INFORM Her-2/neu Gene-Based Test System. Although the Premarket Approval ("PMA") for the Oncor INFORM HER-2/neu Gene Detection
System was approved for marketing by the U.S. Food and Drug Administration
(the "FDA") in December 1997, there can be no assurance that the Company will be capable of manufacturing the test system in commercial quantities at reasonable costs or marketing the product successfully, that the test system will be accepted by the medical diagnostic community, or that the market demand for the test system will be sufficient to allow profitable sales. In addition, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if substantial problems occur after the product reaches the market.

     No Assurance of Regulatory Approvals; Government Regulation

     If the Company continues in operation, it will be subject to risks associated with no assurance of government regulatory approvals. The Company had expected to pursue FDA approval or clearance of certain existing products and products under development. There can be no assurance that the Company will receive regulatory approval or clearance for any of its products currently under development or, even if it does receive regulatory approval or clearance for a particular product, that the Company will ever recover its costs in connection with obtaining such approval or clearance. The timing of regulatory decisions is not within the control of the Company. The failure of the Company to receive requisite approval or clearance, or significant delays in obtaining such approval or clearance, could have a material and adverse effect on the business, financial condition and results of operations of the Company.

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

     Patents and Proprietary Rights

     If the Company continues in operation, it will be subject to risks associated with patents and proprietary rights. The Company's success will depend in large part on its, and its licensors', ability to obtain patents, defend their patents, maintain trade secrets and operate without infringing upon the proprietary rights of others, both in the United States and in foreign countries. The patent position of firms relying upon biotechnology is highly uncertain in general and involves complex legal and factual questions.
To date there has emerged no consistent policy from the courts regarding the breadth of claims allowed in biotechnology patents or the degree of protection afforded under such patents. The Company relies on certain patents and pending U.S. and foreign patent applications relating to various aspects of its products. These patents and patent applications are either owned by the Company or rights under them are licensed to the Company. There can be no assurance that patents will issue as a result of any such pending applications or that, if issued, such patents will be sufficiently broad to afford protection against competitors with similar technology. In addition, there can be no assurance that any patents issued to the Company, or for which the Company has license rights, will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company.

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

     The Company has been notified that its sub-licensor for a certain amplification technology considers the Company in default of its sublicense and considers the sublicense terminated. The Company disagrees with these conclusions and is considering its remedies. There can be no assurance as to the outcome in this matter.

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

     Uncertainties Relating to Product Development

     If the Company continues in operation, it will be subject to risks associated with uncertainties relating to product development. The Company's actively marketed products other than the INFORM HER-2/neu Gene Detection System have not been approved by the FDA and may be sold only for research purposes in the United States and certain other countries. The Company has undertaken to seek FDA approval for certain of these products, and may in the future undertake to seek such approval or clearance for other products, and substantial additional investment, laboratory development, clinical testing, controlled manufacturing and FDA approval or clearance will be required prior to the commercialization of such products for diagnostic purposes. There can be no assurance that the Company will be successful in developing such existing or future products, that such products will prove to be efficacious in clinical trials, that required regulatory approvals or clearances can be obtained for such products, that such products, if developed and approved, will be capable of being manufactured in commercial quantities at reasonable costs, will be marketed successfully or will be accepted by the medical diagnostic community, or that market demand for such products will be sufficient to allow profitable operations.

     International Sales and Foreign Exchange Risk

     If the Company continues in operation, it will be subject to risks associated with international sales and foreign exchange risk. The Company anticipates that a significant amount of its sales will take place in European countries and Japan and likely will be denominated in currencies other than the U.S. dollar. These sales may be adversely affected by changing economic conditions in foreign countries and by fluctuations in currency exchange rates. Any significant decline in the applicable rates of exchange could have a material adverse effect on the Company's business, financial condition and results of operations. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, lack of acceptance of products in foreign markets, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences, restrictions on repatriation of earnings and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a material adverse effect on the Company's future international revenues and, consequently, on the Company's business, financial condition and results of operations.

     Limited Manufacturing Experience

     If the Company continues in operation, it will be subject to risks associated with limited manufacturing experience. The Company's ability to conduct clinical trials on a timely basis, to obtain regulatory approvals or clearances and to commercialize its products will depend in part upon its ability to develop and maintain facilities to manufacture its products, either directly or through third parties, at a competitive cost in accordance with the FDA's prescribed current GMP and other regulatory requirements. Any failure to maintain manufacturing facilities in accordance with the FDA's GMP requirements could result in the inability of the Company to manufacture its products and may limit the Company's ability to deliver its products to its customers, which would have a material and adverse effect on the Company's business, financial condition and results of operations. No assurance can be given that the Company will be able to maintain GMP facilities or engage third parties to do so at a cost acceptable to the Company.

     The Company has only limited experience in manufacturing products on a commercial basis. No assurance can be given that manufacturing or quality control problems will not arise if the Company increases production of its products, or if additional facilities are required in the future.

     Limited Marketing and Distribution Experience

     If the Company continues in operation, it will be subject to risks associated with limited marketing and distribution experience. The Company markets and sells its products for research purposes and, once approved or cleared by the appropriate regulatory authority, for diagnostic use, through its direct sales forces in both Europe and the United States and indirectly through third parties in the Pacific Rim and other areas. The Company only has limited experience in sales, marketing, training and distribution. In order to market its products directly, the Company must maintain a sales force with technical expertise and an understanding of the Company's products.
There can be no assurance that the Company will be able to maintain such a sales force or that the Company's direct sales and marketing efforts will be successful. In addition, the Company's products compete with the products of many other companies that currently have extensive and well-funded marketing and sales operations. There can be no assurance that the Company's training, marketing and sales efforts will compete successfully against such other companies. To the extent the Company enters arrangements with third parties, any revenues received by the Company will be dependent on the efforts of such third parties, and there can be no assurance that such efforts will be successful.

     Competition and Technological Change

     If the Company continues in operation, it will be subject to risks associated with competition and technological change. The diagnostic and biotechnology industries are subject to intense competition and rapid and significant technological change. Competitors of the Company in the United States and in foreign countries are numerous and include, among others, diagnostic, health care, pharmaceutical, biotechnology and chemical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors have substantially greater financial and technical resources and production and marketing capabilities than the Company. There can be no assurance that these competitors will not succeed in developing technologies and products that are more effective, easier to use or less expensive than those that have been or are being developed by the Company or that would render the Company's technology and products obsolete and noncompetitive. The Company also competes with various companies in acquiring technology from academic institutions, government agencies and research organizations. In addition, many of the Company's competitors have significantly greater experience than the Company in conducting clinical trials of new diagnostic products and in obtaining FDA and other regulatory approvals of products for use in health care. Accordingly, the Company's competitors may succeed in obtaining regulatory approval for products more rapidly than the Company.

     Restricted Use of the Company's Products

     If the Company continues in operation, it will be subject to risks associated with restricted use of the Company's products. The sale, distribution and use of the Company's FDA approved breast cancer product in the United States is restricted to prescription use in that the users of the product must be trained and demonstrated proficient in the use of the product and the results of the proficiency testing provided as part of the Company's training program must be provided in the Company's Annual Reports to the FDA. The Company's products sold in the United States for research purposes, only, must be labeled accordingly. The FDA imposes distribution requirements and procedures on companies selling products for research purposes only, including the requirement that the seller receive specified certifications from its customer as to the customer's intended use of the product. As a result of these requirements, the Company's research products can only be sold in the United States to a limited number of customers for limited use and can only be sold for broader commercial use with FDA approval or clearance or pursuant to recent Analyte Specific Reagent regulations for which no clinical claims can be made. No assurance can be given that the Company will receive FDA approval or clearance for its research products or that it will be able to sell its approved products in larger quantities.

     Attraction and Retention of Key Personnel

     If the Company continues in operation, it will be subject to risks associated with attracting and retaining key personnel. The Company's ability to successfully develop marketable products and to maintain a competitive position will depend in large part on its ability to attract and retain highly qualified scientific and management personnel. The Company is highly dependent upon the principal members of its management, scientific staff, and Medical and Science Advisory Boards. Competition for such personnel and advisors is intense, and the Company's ability to attract and retain such personnel is adversely affected by the current financial condition of the Company; therefore, there can be no assurance that the Company will be able to continue to attract and retain such personnel.

     Uncertainty Related to Health Care Reform
       Measures and Third-Party Reimbursement

     If the Company continues in operation, it will be subject to risks associated with uncertainty related to health care reform measures and third-party reimbursement. Political, economic and regulatory influences are likely to lead to fundamental change in the health care industry in the United States. In the past year, the U.S. FDA Modernization Act ("FDAMA") was approved, bringing many changes to FDA regulations and codifying some current practices. In addition, numerous proposals for comprehensive reform of the nation's health care system have been introduced in Congress over the past year. In addition, certain states are considering various health care reform proposals. The Company anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery systems and payment methodologies, and that public debate of these issues will likely continue in the future. Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, the Company cannot predict which, if any, reforms will be adopted, when they may be adopted, or what impact they may have on the Company. The Company's ability to earn sufficient returns on its products may also depend in part on the extent to which reimbursement for the costs of such products will be available from government health administration authorities, private health insurers and other organizations. Third-party payors are increasingly challenging the price and cost effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and there can be no assurance that adequate reimbursement will be available or sufficient to allow the Company to sell its products on a competitive basis.

     Product Liability

     If the Company continues in operation, it will be subject to risks associated with product liability. The testing, marketing and sale of health care products could expose the Company to the risk of product liability claims. A product liability claim could have a material and adverse effect on the business, results of operations or financial condition of the Company.
The Company currently maintains product liability insurance coverage of $5.0 million per occurrence. There can be no assurance, however, that the insurance policy will respond to any specific claim, that this coverage will be adequate to protect the Company against future product liability claims or that product liability insurance will be available to the Company in the future on acceptable terms, if at all.

     Environmental Risks

     If the Company continues in operation, it will be subject to risks associated with potential environmental claims. The manufacturing and research and development processes of the Company involve the controlled use of hazardous materials. The Company is subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although the Company believes that its activities currently comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company. In addition, there can be no assurance that the Company will not be required to incur significant costs to comply with environmental laws and regulations in the future.

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



                           ONCOR, INC.

                           (Registrant)


Date:  November 16, 1998        /s/  Jose J. Coronas
                           Jose J. Coronas, Chairman and
                             Acting Chief Executive Officer


Date:  November 16, 1998        /s/  Cecil Kost
                           Cecil Kost, President and Chief
                             Operating Officer


Date:  November 16, 1998        /s/  John L. Coker
                           John L. Coker, Vice President
                             of Finance and Administration,
                             Chief Financial Officer