Form 10-K
period 1998-12-31
ONCOR INC
filed 1999-04-15
CIK 806637

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                         Commission file number 0-16177

                                   ONCOR, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Maryland                                         52-130084
  ------------------------                     --------------------------------
  (State of Incorporation)                     (IRS Employer Identification No.)

                                209 PERRY PARKWAY
                          GAITHERSBURG, MARYLAND 20877
                       ----------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (301) 963-3500
               --------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock (Par Value $0.01 per share)
                     ---------------------------------------
                                (Title of Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of April 6,1999, there were 33,554,481 shares of Common Stock outstanding. The aggregate market value of the voting stock held by non-affiliates was approximately $1,207,961 at that date.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

         PART I

1.       Business                                                             2

2.       Properties                                                           6

3.       Legal Proceedings                                                    7

4.       Submission of Matters to a Vote of Security Holders                  7

         PART II

5.       Market for Registrant's Common Equity and
         Related Stockholder Matters                                          7

6.       Selected Consolidated Financial Data                                 8

7.       Management's Discussion and Analysis
         of Financial Condition and Results of Operation                     10

7A       Quantitative and Qualitative Disclosures about Market Risk          14

8.       Financial Statements and Supplementary Data                         14

9.       Changes in and Disagreements With Accountants
         on Accounting and Financial Disclosures                             14

         PART III

10.      Directors and Executive Officers of the Registrant                  14

11.      Executive Compensation                                              16

12.      Security Ownership of Certain Beneficial
         Owners and Management                                               18

13.      Certain Relationships and Related Transactions                      20

         PART IV

14.      Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K                                                 20

                           FORWARD-LOOKING STATEMENTS

         This Report contains certain statements of a forward-looking nature relating to future events or future financial performance of Oncor, Inc. (hereafter referred to as "Oncor" or the "Company"). Readers are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, readers should specifically consider the various factors identified in this Report and in the Company's other public filings which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth in the various captions under "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether because of new information, future events or otherwise.


                                     PART I

ITEM 1. BUSINESS

IMPORTANT 1999 DEVELOPMENTS

Sale of assets

         On February 10, 1999, the Company sold its 80% interest in Appligene Oncore ("Appligene"), a French company, to a Canadian company for $1 million. (See Note 3 to the consolidated financial statements for additional information on this transaction.)

         After the sale of Appligene and the several transactions described under the caption "Business" below, the Company's only remaining assets consisted of certain Oncor and Codon intellectual property and licenses. The future uses, if any, of these remaining assets are being explored by the Company. The Company currently has no revenues from operations.

Chapter 11 Filing

         On February 26, 1999 (the "Petition Date"), Oncor, Inc. and its wholly-owned subsidiary, Codon Pharmaceuticals, Inc. (the "Debtor"), filed voluntary petitions for relief under Chapter 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware, Wilmington, Delaware. Under Chapter 11, certain claims against the Debtor in existence before the filing of the petitions for relief under the Bankruptcy Code are stayed while the Debtor continues as debtor-in-possession.

         Pursuant to the provisions of the Bankruptcy Code, all actions to collect upon any of the Company's liabilities as of the Petition Date or to enforce pre-Petition contractual obligations were automatically stayed. Absent approval from the Bankruptcy Court, the Company is prohibited from paying pre-Petition obligations. However, the Bankruptcy Court has approved payment of certain pre-Petition liabilities as of the Petition Date such as employee wages and benefits and certain specified pre-Petition obligations. Additionally, the Bankruptcy Court has allowed for the retention of legal and financial professionals and other payments to protect the holders of claims against the Company. As a debtor-in-possession, the Company has the right, subject to Bankruptcy Court approval and certain other conditions, to assume or reject any pre-Petition executory contracts and unexpired leases. Parties affected by such rejections may file pre-Petition claims with the Bankruptcy Court in accordance with Bankruptcy procedures.

         Oncor expects to reorganize under Chapter 11 and to propose a reorganization plan or plans. At this time, it is not possible to predict that any Plan filed will be approved or confirmed by the Bankruptcy Court, or that such plans will be consummated. If a plan is not approved, the Company may be required to liquidate.

         Reference is made to Item 7 "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the Report of Independent Public Accountants included in Item 8 - "Consolidated Financial Statements and Supplementary Data" which indicate the substantial doubt about Oncor's ability to continue as a going concern.

THE COMPANY

         Oncor, Inc. along with its consolidated subsidiaries was incorporated in Maryland in July 1983. Oncor's principal offices are located at 209 Perry Parkway, Gaithersburg, Maryland 20877, and its telephone number is (301) 963-3500.

BUSINESS

         During 1998, as part of the Company's plan to reduce its scope of operations and ongoing operating expenses, the Company disposed of a significant portion of its business and the related assets. (See Note 3 to the consolidated financial statements under Item 8 for additional information on the following transactions.)

         Effective February 28, 1998, the Company acquired all remaining outstanding shares of Codon Pharmaceuticals, Inc. ("Codon"). On October 1, 1998, Codon ceased all operations.

         On April 9, 1998, the Company completed a transaction with Vysis, Inc. in which Oncor conveyed to Vysis for $0.5 million in cash and full rights and title to its non-oncology genetics probe assets ("Genetics Assets"), including primarily inventories and intellectual property, in exchange for two licenses to patents owned or licensed to Vysis. (These two licenses were surrendered in the November 24, 1998 transaction discussed below.) In addition, the parties agreed to settle all legal action between them with respect to a suit brought by Vysis against the Company in September 1995.

         On June 30, 1998, the Company completed the sale of its Research Products Assets, including primarily inventory, laboratory equipment and intellectual property, to Intergen Company for cash consideration of $3.1 million.

         On September 28, 1998, pursuant to a plan of merger between Oncormed, Inc. and Gene Logic, Inc., the Company exchanged 900,000 shares representing all its shares in Oncormed for approximately 420,000 shares of Gene Logic, Inc. common stock.

         On November 23, 1998, the Company voluntarily surrendered assets related to its in situ Hybridization business to certain of the Company's secured creditors. The creditors simultaneously sold these assets to Ventana, Medical Systems. The proceeds were used to liquidate the debt due the secured creditors and to pay other obligations of the Company.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS AND FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

         See Note 8 to the consolidated financial statements under Item 8 of this Report for industry segment and foreign and domestic operations and export sales information.

YEAR 2000 COMPLIANCE

         After the Company's disposition of substantially all of its remaining assets and operations, the Company does not believe it has any material exposure to Year 2000 relating to its computer systems or those systems on which the Company depends.

ADDITIONAL RISK FACTORS

         As discussed above, the Company's only remaining assets consisted of certain Oncor and Codon intellectual property and licenses. The future uses, if any, of these licenses are being explored by the Company. The Company currently has no revenues from operations. In addition, the Company has filed voluntary petitions for relief under the Bankruptcy Code. If the Company continues in operation in any manner it will be subject to significant additional risks, including the risks summarized below.

         History of Operating Losses

         ONCOR HAS NOT BEEN PROFITABLE SINCE ITS INCEPTION IN JULY 1983. AS INDICATED ABOVE, THE COMPANY HAS DISPOSED OF A SIGNIFICANT PORTION OF ITS ASSETS AND OPERATIONS AND CURRENTLY HAS NO REVENUES FROM OPERATIONS.

         Additional Financing Requirements and Access to Capital Funding

         IF THE COMPANY CONTINUES IN OPERATION IN ANY MANNER, IT WILL BE SUBJECT TO RISKS ASSOCIATED WITH ADDITIONAL FINANCING REQUIREMENTS AND ACCESS TO CAPITAL FUNDING. THE COMPANY'S CURRENT LIQUID RESOURCES ARE NOT SUFFICIENT TO SATISFY ITS CURRENT OBLIGATIONS.

         Trading in Company's Common Stock

         In October 1998, the Company was delisted from the American Stock Exchange. It now trades on the Over-the-Counter Bulletin Board. This market will likely provide substantially less liquidity and market support for the stockholders of the Company and materially and adversely affect the ability, if any, of the Company to raise additional equity for any future business operations. Additionally, the bankruptcy proceedings may have an adverse effect on the trading in the Company's stock. There is no assurance that the Company's stock will continue to be traded even on the Bulletin Board.

         Requested Redemption of Series A Convertible Preferred Stock

         The Company is subject to risks associated with the requested redemption of Series A convertible preferred stock (the "preferred stock"). (See
Note 6 to the consolidated financial statements relating to the issuance of this preferred stock.) On August 7, 1998 and August 11, 1998, the Company received requests from the holders of the preferred stock, which had an aggregate original issuance amount equal to $5 million and a higher redemption amount, to have their shares of preferred stock redeemed. The Company believes that there are certain legal and financial impediments to the satisfaction of these requests, even if determined to be valid. If such redemption request is ultimately held to be valid, the Company does not have, and probably cannot obtain, the funds necessary to redeem the preferred stock (See Note 6 to the consolidated financial statements for additional information).

         No Assurance of Regulatory Approvals, Government Regulation

         As indicated above, the Company's only remaining assets consist of certain Oncor and Codon licenses. The future uses of these licenses are being explored by the Company. If a use of these licenses is found, there is no assurance that the Company will receive regulatory approval or clearance for the use of any products developed using these licenses, if required, or have the financial ability to pursue approval or clearance.

         Patents and Proprietary Rights

         The use of the above-mentioned licenses also depend in a large part on the Company's ability to obtain patents, where needed, defend the patents, maintain trade secrets and operate without infringing upon the propriety rights of others. The patent position of firms relying upon biotechnology is highly uncertain in general and involves complex legal and factual questions. There is no assurance that patents issued are sufficiently broad enough to afford protection against competitors with similar technology. In addition, there can be no assurance that any patents issued to the Company, or for which the Company has license rights, will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. Litigation relative to patents, licenses or any rights could result in litigation. The Company currently does not have the financial ability to defend any such litigation.

         Uncertainties Relating to Product Development

         If, in the future, the Company seeks to develop one or more products, it will be subject to risks associated with uncertainties relating to product development. There can be no assurance that the Company or any future development partner will be successful in developing existing or future products, that such products will prove to be efficacious in clinical trials, that required regulatory approvals or clearances can be obtained for such products, that such products, if developed and approved, can be manufactured in commercial quantities at reasonable costs, will be marketed successfully or will be accepted by the medical diagnostic community, or that market demand for such products will be sufficient to allow profitable operations.

         Competition and Technological Change

         If the Company were to continue in operations, it will be subject to the risks associated with competition and technological change. The diagnostic and biotechnology industries are subject to intense competition and rapid and significant technological change. Competitors in the United States and foreign countries are numerous and include, among others, diagnostic, health care, pharmaceutical, biotechnology and chemical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors have substantially greater financial and technical resources and production and marketing capabilities than the Company. There can be no assurance that these competitors will not succeed in developing technologies and products that are more effective, easier to use or less expensive than those that have been or would be developed by the Company or that would render the Company's technology and products obsolete and noncompetitive. The Company would also have to compete with various companies in acquiring technology from academic institutions, government agencies and research organizations. In addition, many of the Company's competitors have significantly greater experience than the Company in conducting clinical trials of new diagnostic products and in obtaining FDA and other regulatory approvals of products for use in health care. Accordingly, the Company's competitors may succeed in obtaining regulatory approval for products more rapidly than the Company.

         Attraction and Retention of Key Personnel

         If the Company were to continue operations, it will be subject to risks associated with attracting and retaining key personnel to replace those who have resigned or have been terminated. Competition for such personnel and advisors is intense, and the Company's ability to attract and retain such personnel will be adversely affected by the current financial condition of the Company; therefore, there can be no assurance that the Company could attract and retain such personnel.

         Product Liability

         If the Company were to continue operations, it will be subject to risks associated with product liability. The testing, marketing and sale of health care products could expose the Company to the risk of product liability claims. Presently, the Company does not have the resources to defend or settle any uninsured product liability claims that may be filed against it.

         While the Company maintains product liability insurance coverage of $5 million per occurrence, there can be no assurance, however, that such insurance policy will respond to any specific claim, that this coverage will be adequate to protect the Company against future product liability claims or that product liability insurance will be available to the Company in the future on acceptable terms, if at all.

EMPLOYEES

         The Company currently has 3 employees (2 clerical and 1 Research and Development). The Company's acting President and Chief Operating Officer serves on a consulting basis. The Company also retains the services of a full time accountant on a temporary basis and an accountant on a consulting basis, as needed. All other employees of the Company have resigned or been terminated.


ITEM 2. PROPERTIES

         The Company currently leases facilities in Gaithersburg, Maryland consisting of a total of approximately 5,200 square feet of office space leased pursuant to an operating lease which expires in March 31, 2004.

ITEM 3. LEGAL PROCEEDINGS

         The Company has received notices from time to time claiming that certain of the Company's products infringe patents of third parties and has submitted the notices to its patent counsel for review. There can be no assurance, however, that these claims will not lead to infringement proceedings involving the Company or that the Company would prevail in any such proceedings. Patent litigation has frequently proven in recent years to be complex and expensive and the outcome of patent litigation can be difficult to predict. In the Company's present financial condition, it probably could not litigate any litigation filed or to pay damages if proven.

         On April 27, 1998, the Company received a summons and complaint in connection with a lawsuit entitled Key Technology, Inc. V. Oncor, Inc. in the Superior Court of the State of Washington for the County of Walla Walla. The complaint alleges breach of contract and fraud concerning a June 1996 asset purchase agreement between Key Technology relating to the sale of the Company's 1300 video inspection systems to Key Technology, and seeks damages against the Company of $1,475,000. A failure to successfully defend against or settle that suit would likely result in damages being assessed against the Company. Management currently cannot estimate what liability, if any, could result from this dispute.

         During 1998, two entities who entered into a partnership agreement with the Company have asserted that the Company did not disclose certain information to them prior to entering into the agreement. The entities have requested that the Company relinquish all rights obtained by the Company and, if the Company does not relinquish such rights, "appropriate action" will be taken. No settlement has been reached in this matter and, to date, no suit has been filed or demand received. Management currently cannot estimate what liability, if any, could result from this dispute.

         Besides the above enumerated proceedings, several claims and cases have been filed by creditors and former employees of the Company relating to unpaid amounts for goods and services provided the Company. Payments of these amounts are now stayed by the Bankruptcy Proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock was traded on the American Stock Exchange (the "Exchange") under the symbol "ONC." On October 2, 1998, the Exchange advised the Company that trading had been halted in the Company's Common Stock and that the trading halt will continue indefinitely. Presently, the Company's Common Stock trades on the Over-the-Counter Bulletin Board under the symbol "ONCR.".

The following table sets forth, for the calendar periods indicated, the range of high and low sale prices for the Common Stock as reported by the Exchange or reported in the pink-sheets, as applicable:

                                          High              Low
                                          ----              ---
1997
First Quarter                             5-1/4             3-3/8
Second Quarter                            4-5/8             3
Third Quarter                             5-3/16            3-9/16
Fourth Quarter                            5-1/4             3-1/2

1998
First Quarter                             5-1/8             1-3/8
Second Quarter                              15/16             5/8
Third Quarter                               13/16             1/8

                                      Bid                          Ask
                                     -----                        -----
                            High         Low              High              Low
                            ----        ------            ----             -----
Fourth Quarter              1/4         1/1000            1/4             1/1000

HOLDERS

         As of December 31, 1998, the approximate number of record holders of Common Stock was 471.

DIVIDENDS

         The Company has never declared or paid any cash dividends on its Common Stock. Presently, the Company does not have the ability to pay a dividend and does not anticipate paying any cash dividends in the foreseeable future.


ITEM 6. SELECTED FINANCIAL DATA

         The selected consolidated financial data set forth below as of December 31, 1998, 1997, 1996, 1995 and 1994 and for each of the years then ended, have been derived from the audited consolidated financial statements of the Company. The consolidated financial statements of the Company as of December 31, 1998 and 1997 and for each of the years in the three-year period ended December 31, 1998, together with the notes thereto and the related report of Arthur Andersen LLP, independent public accountants, are included in Item 8 of this Report. The selected financial data set forth below should be read in conjunction with the consolidated financial statements of the Company and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this report.

         The information set forth in the table is not indicative of future financial condition or results of operations.

(In thousands, except per share data)

                                                      1998           1997         1996         1995          1994
                                                      ----           ----         ----         ----          ----
GROSS REVENUES:
Product sales                                       $11,553       $ 12,949     $ 15,323     $ 16,193      $ 12,425
Grant and contract revenue                              427            409          683        1,194           390
                                                     ------         ------       ------       ------        ------
Total gross revenues                                 11,980         13,358       16,006       17,387        12,815
                                                     ------         ------       ------       ------        ------
OPERATING EXPENSES:
Direct cost of sales                                  6,850          8,515        9,656        8,279         7,254
Amortization of
     intangible assets                                2,263          1,157        1,323        1,339           414
Write off of acquired R&D
     projects in process                              5,727                                                  3,574
Selling, general and
     administrative                                  15,365         14,825       15,073       13,752         9,539
Research and development                              6,833          7,186        7,276       10,422         9,609
Clinical and regulatory                                 945          2,046        2,546
Restructuring expense                                                             2,075
                                                     ------         ------       ------       ------        ------
Total operating expenses                             37,983         33,729       37,949       33,792        30,390
                                                     ------         ------       ------       ------        ------
LOSS FROM OPERATIONS                                (26,003)       (20,371)     (21,943)     (16,405)      (17,575)

OTHER INCOME (EXPENSES), NET                        ( 1,263)       (10,576)     ( 7,037)     ( 1,825)      ( 2,003)
                                                     ------         ------       ------       ------        ------
NET LOSS                                            (27,266)       (30,947)     (28,980)     (18,230)      (19,578)

Dividends and accretion on
     convertible preferred stock                    ( 3,871)
                                                     ------         ------       ------       ------        ------
NET LOSS APPLICABLE TO
     COMMON STOCK                                  $(31,137)      $(30,947)    $(28,980)    $(18,230)     $(19,578)
                                                     ======         ======       ======       ======        ======
NET LOSS PER SHARE (see Note below)                  $(1.02)        $(1.21)      $(1.26)      $(0.87)       $(1.01)

WEIGHTED AVERAGE SHARES
     OUTSTANDING                                     30,571         25,547       23,031       20,888        19,437

CASH AND LIQUID INVESTMENTS,
     INCLUDING RESTRICTED CASH                      $ 1,405        $ 4,997      $18,880      $15,830       $23,301
TOTAL ASSETS                                          8,118         23,884       41,670       46,121        51,525
LONG-TERM LIABILITIES                                   327          6,126       10,386        9,320         2,513
ACCUMULATED DEFICIT                                (163,721)      (132,584)    (101,637)     (72,657)      (54,427)
STOCKHOLDERS' EQUITY (DEFICIENCY)                   (11,700)         3,188       23,344       25,987        40,279

Note:
Net loss per share is determined using the weighted-average number of shares of Common Stock outstanding during the years presented. The effects of option, warrants, and notes payable to stockholders have not been considered, since the effects would be anti-dilutive.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The following discussion and analysis provides information which management (see next paragraph) believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto (Item 8 of this Report).

         The Company's executive officers during the period of this discussion and analysis are no longer with the Company. Therefore, this discussion and analysis is based on the knowledge of operations of those presently retained by the Company.

RESULTS OF OPERATIONS

         As discussed in Item 1. "Business" and in Item 8. "Financial Statements and Supplementary Data," on February 26, 1999, the Company and its wholly owned subsidiary, Codon, filed voluntary petitions for relief under the Bankruptcy Code. Further, the Company has disposed of substantially all of the operating assets of its former business and currently has no revenues from operations. Consequently, the following discussion of results of operations has no bearing on future operations, if any, of the Company.

1998 compared to 1997

         Consolidated product sales decreased $1.3 million (10.8%) to $11.6 million in 1998 compared to $12.9 million in 1997. This decrease is substantially due to the operations that have been disposed of or which ceased during 1998 (see Item 1 "Business" and Note 3 to the consolidated financial statements) offset by an approximately $1.5 million in increased sales by Appligene. There was no significant change in contract and grant revenue between 1998 and 1997. Subsequent to the disposition of Appligene in early 1999, the Company no longer has any revenues from operations.

         Operating expenses increased $4.3 million (13%) to $38 million in 1998 compared to $33.7 million in 1997. The majority of the increase was due to (1) a $1.2 million in amortization of intangibles and (2) a $5.3 million in associated with the write-off of research and development projects in process acquired in the acquisition of outstanding shares of Codon, which ceased operations at the end of the third quarter of 1998. These increases were offset by decreases in other components of operating expenses due to the dispositions and discontinuation of operations discussed above.

         Loss from operations in 1998 was $26.0 million compared to $20.4 million in 1997. This increase of $5.6 million is explained above.

         Net other expense has decreased $9.3 million from $10.6 million in 1997 to $1.3 million in 1998. The majority of items accounting for this decrease result from the disposition of the Company's operations during 1998 discussed in
Item 1 "Business" and in the notes to the consolidated financial statements under Item 8 of this Report. This decrease is primarily due to the following
(dollars in millions):

                                                             Decrease (Increase)
                                                             -------------------
Reduction in equity in net loss of affiliates and
    minority interest                                               $ 1.9
Impairment loss on Appligene                                         (2.6)
Gain on sale of Research Products assets                              2.0
Gain on exchange of stock in affiliated company                       1.7
Gain on exercise of warrants in an affiliated company
    and adjustment of the related liability to issue
    such warrants                                                     6.5
Financing expenses associated with the acquisition and
    amendment of secured credit facility                             (5.8)
Valuation of options issued in conjunction with a line
    of credit(in 1997-see "1997 compared to 1996"
    below)                                                            1.8
Amortization of the beneficial conversion feature in
    the issuance of convertible debentures (in 1997-see
    "1997 compared to 1996" below)                                    4.3
Other                                                                (0.5)
                                                                    -----
    Net decrease                                                    $ 9.3
                                                                    =====

         The net loss applicable to common stock decreased $0.2 million in 1998 to $31.1 million from $30.9 million in 1997. This is mainly due to (1) dividends and accretion on convertible preferred stock of $3.9 million in 1998, offset by
(2) the $9.3 change in other income (expense) less by the increase in the loss from operations of $5.6 both discussed above.

1997 Compared to 1996

         Consolidated product sales decreased 15% to $12.9 million in 1997 compared to $15.3 million in 1995. In 1997, the sales decrease was attributable largely to the full-year effect of the restructuring of certain product lines in the U.S. in 1996 (-16%) and a decrease in the exchange rate of the French franc (-6%), partially offset by an increase in sales of continuing products (+7%).

         Contract and grant revenue decreased 40% to $0.4 million in 1997 compared to $0.7 million in 1996. Four new grants were received in 1997; however, two of the grants ended in 1998.

         Gross profit as a percentage of sales decreased 34% in 1997 from 37% in 1996. The decrease was due to certain product mix changes (2.1%) and competitive pressures on European margins (0.5%), and to costs incurred in the United States for validating, regulating, and scaling up the initial stages of the manufacture of the approval of a FDA-approved controlled diagnostic product, INFORM (TM) HER-2/neu (1.5%, more than offsetting the benefits of the restructuring efforts). Specifically the Company discontinued the sale of certain products, mainly high-end imaging equipment, which had high gross margins but which had low or negative net margins after recognizing the relating selling, servicing and collection expenses.

         The Company had no restructuring expense in 1997, the 1996 expense of $2.1 million consisted of the revaluation of inventory of discontinued products, charge-off of goodwill associated with such products and severance payments to employees terminated in conjunction with the restructuring plan. The restructuring plan was anticipated to, and did, have an effect on sales, gross margins, and selling, general and administrative expenses. The sales declines noted for 1997 were due in large measure to retirement from the market of more than one hundred products, most notably the computerized imaging and Appligene products with respect to the U.S. Gross margins declined as a result of these actions because the gross margin on the sales of imaging systems historically had been higher than on the weighted average gross margins of other Oncor products. These lost margins were more than offset by savings resulting from the termination of all imaging system employees, expenses for whom were reported primarily in selling, general, administrative, research and development departments.

         Amortization of intangible assets in 1997 and 1996 is due to the amortization of the portion of the purchase price of Appligene attributable to the value of intangible assets acquired, primarily for contracts, completed research projects, and the excess of the purchase price over the book value of the assets acquired. The slight decline in the amortization is due to the change in exchange rates and the completed research projects being fully amortized during 1996.

         Selling, general and administrative expenses decreased 2% to $14.8 million in 1997, compared to $15.1 million in 1996. The decrease was due to a reduction in legal expenses associated with certain intellectual property matters (decreased $1.5 million), the change in exchange rates (decreased $0.5 million), and the full year beneficial effects of the restructuring plan instituted in the second quarter of 1996 in the U.S. (decreased $0.1 million). These decreases were partially offset by legal and other expenses associated with certain proposed strategic transactions (increased $1.4 million) and with a lawsuit brought by a former employee (increased $0.4 million).

         Research and development expenses remained level at approximately $7.3 million. In 1997, the beneficial effects of the restructuring plan instituted in the second quarter of 1996 were offset by an increase in research and development expenses in Europe.

         Clinical and regulatory expenses decreased 20% to $2.0 million. The decrease in 1997 is primarily due to lower costs for manufacturing validation and regulation costs related to the application for FDA approval of its newly approved diagnostic tests partially offset by increased staff hired to support the Company's efforts with respect to the support of its diagnostics' products.

         As a result of the factors discussed above, net operating loss decreased 7% to $20.4 million from $22 million in 1996.

         Investment income remained unchanged at %0.5 million. The level of investment income is directly related to the level of investment funds which increased in late 1996 with the private placements partially used by subsequent cash operating losses of the Company.

         Interest and other expenses of $6.8 million and $3.1 million in 1997 and 1996, respectively, represented primarily interest expense which has become substantially more significant through (i) the issuance of options in conjunction with a line of credit, which bears interest at the prime rate plus 2%; (ii) the amortization of the beneficial conversion feature in the issuance of convertible debentures in 1996; and (iii) cash interest expense. The following table sets forth the most significant elements of interest and other expenses:

                                                       1997                1996
                                                       ----                ----
                                                        (Dollars in Millions)

     (i)     Valuation of options                     $1.8                 $  -
     (ii)    Issuance of debentures                    4.3                  3.0
     (iii)   Cash interest expense
               and other                               0.7                  0.1
                                                       ---                  ---
             Total                                    $6.8                 $3.1
                                                       ===                  ===

         In 1997 and 1996 the interest and other expenses included non-cash charges of $6.1 million and $3.1 million, respectively.

         Equity in net loss of affiliates was $4.3 million in 1997 as compared to $4.4 million in 1996. The Company's proportionate share of net losses attributable to Codon in 1997 decreased compared to 1996 due to a decrease in the Company's ownership interest in Codon.

         As a result of the factors discussed above, net loss increased 7% to $30.9 million in 1997 compared to $29.0 million in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1998, the Company had a working capital deficiency of $10.0 million and a stockholders' deficiency of $11.7 million. This compares to working capital of $1.4 million and shareholder's equity of $3.1 million in 1997. The working capital deficiency resulted from the general decrease in cash to meet its obligations and the liability to preferred shareholders. The stockholders' deficiency is substantially due to the net loss for 1998 offset by the increase in additional paid-in capital of $13.1 million resulting from the issuance of common stock in connection with debt, issuance of warrants with the preferred stock and issuance of warrants in connection with debt. Cash items at December 31, 1998 totaled $1.4 million which include $1.2 million of Appligene which was disposed of in early February 1999. Consequently, there are no significant cash reserves available to meet liabilities. The Company will require substantial financing to enable it to pursue future business opportunities.

         See Item 1 "Business" and the consolidated financial statements (principally Notes 1 and 3) under Item 8 of this Report. The Company presently has no revenues from operations and has filed for reorganization under the Bankruptcy Act. Oncor expects to reorganize under Chapter 11 and to propose a reorganization plan or plans. At this time, it is not possible to predict that any Plan filed will be approved or confirmed by the Bankruptcy Court, or that such plans will be consummated. If a plan is not approved, the Company may be required to liquidation.

COMMITMENTS

There were no commitments for capital expenditures at December 31, 1998.

ACCOUNTING PRONOUNCEMENTS

         See Notes to Financial Statements relative to new accounting pronouncements adopted by the Company during 1998. In the current circumstances of the Company, there are no accounting pronouncements which have not been adopted that will have any significant effect on the Company when they become effective in the future.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         After the disposition of substantially all the Company's assets and operations as discussed in Items 1, 7 and 8 of this Report, the Company has no exposure to market risk other than that related to market fluctuations in shares of Gene Logic, reflected in Investments in Marketable Securities at December 31, 1998 of $2.9 million.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item may be found on pages F-1 to F-30 of this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of the Company are as follows:

Name                  Age          Position
----                  ---          --------
Jose J. Coronas       54           Chairman of the Board and Acting Secretary

Jeffrey S. Ross       53           Director

Derace L. Schaffer    51           Director

Timothy J. Triche     53           Director

         Mr. Coronas has served as a director of the Company since December 1996 and became Chairman of the Board of Directors in September 1997. Mr. Coronas served as the Company's acting Chief Executive Officer from March 1998 until February 23, 1999. Since February 23, 1999, he is serving as Acting Secretary. He also serves as a Management Consultant. From 1994 to 1996, Mr. Coronas was President of Johnson & Johnson Clinical Diagnostics, Inc. Prior to his two years with Johnson & Johnson, Mr. Coronas was Vice President and General
Manager of the Clinical Diagnostics Division of Eastman Kodak Company
("Kodak"). While at Kodak, Mr. Coronas served in a number of management positions in the U.S. and Europe from 1966 to 1994. He also served as President and CEO of Genencor International, Inc., a joint venture of Eastman and Cultor Ltd. of Finland. Mr. Coronas is a past Director of the Industrial Biotechnology Association and is currently on the Board of Directors of the Visiting Nurse Service of Rochester and Monroe County, Inc.

         Dr. Ross has served as a director of the Company since April 1998. Since October 1995, Dr. Ross has served as the Company's Medical Director and became the Company's Chief Medical Officer in April 1998. He is also Medical Director for Managed Care for the Northeast Division of the Laboratory Corporation of America, an independent laboratory company. Since 1989, Dr. Ross has been the Cyrus Strong Merrill Professor and Chairman of the Department of Pathology and Laboratory Medicine at the Albany Medical College. In addition, he serves as Commissioner of the American Society of Pathologists, and Associate Editor for Basic Sciences of the American Journal of Clinical Pathology. Dr. Ross also has served as President of the Massachusetts Medical Legal Society. From 1976 to 1989, Dr. Ross held various positions, including Associate in Pathology at Massachusetts General Hospital and Harvard Medical School, Professor of Pathology at the University of Massachusetts Medical School and Director of Anatomic Pathology at the Berkshire Medical Center in Pittsfield, Massachusetts.

         Dr. Schaffer has served as a director of the Company since December 1996. He is currently Clinical Professor of Radiology at the University of Rochester School of Medicine. Dr. Schaffer has been President of the Ide Group, P.C., a large multi-specialty group medical practice in New York State since 1980, and is also President of Lan group, a venture capital firm specializing in health care investments. Dr. Schaffer is a director of American Physician Partners, Inc., The Care Group, Inc., and Patient InfoSystems, Inc. He is also a director of several private companies including Analytika, Inc., Logisticare, Medical Records Corporation, Inc. and NeuraTech, Inc. Dr. Schaffer is a board certified radiologist. He was Chief Resident at the Massachusetts General Hospital during residency training and was a Clinical Fellow at Harvard Medical School. Dr. Schaffer is a member of Alpha Omega Alpha, the national medical honor society.

         Dr. Triche has served as a director of the Company since December 1988. In 1994, he became Chairman of the Board and Chief Executive Officer of Oncormed, Inc. a clinical services company. He is currently Pathologist-in-Chief for the Children's Hospital of Los Angeles in Los Angeles, California and Professor of Pathology and Pediatrics at, and Vice Chairman of, the University of Southern California School of Medicine, Los Angeles, California. Prior to June 1988, he was Chief of the Ultrastructural Laboratory of the Division of Pathology at the National Cancer Institute of the National Institutes of Health in Bethesda, Maryland.

         The following directors have resigned: Cecil Kost on December 31, 1998, William H. Taylor II on February 25, 1999 and Stephen Turner on October 5, 1998.

         The following executive officers have either resigned or have been terminated:

                     Date Left
   Name               Company               Former Position
   ----              --------               ---------------
Stephen Turner       10/5/98    Chief Executive Officer and Director

Cecil Kost           12/31/98   President, Chief Operating Officer and Director

John L Coker          1/31/99   Vice President-Finance and Administration, Chief
                                Financial Officer, Secretary and Treasurer

Barbara H. Keech      9/30/98   Vice President-Regulatory Affairs and Quality
                                Assurance

Robert J. Hohman      6/30/98   Vice President-Research and Development

John P. Kennealy      7/31/98   Vice President-Corporate Development

Ronald W. Deen       11/30/98   Vice President-Operations and Manufacturing

Massimo A. Marchiori 12/15/98   Corporate Controller


COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Under the securities laws of the United States, the Company's executive officers, directors and any persons holding more than ten percent of the Company's Common Stock are required to report initial ownership of the Company's Common Stock and any subsequent changes in ownership to the Securities and Exchange Commission ("SEC"). Specific due dates have been established by the SEC and the Company is required to disclose in this Report any failure to file by the appropriate dates. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely upon the copies of Section 16(a) reports which the Company received from such persons for their 1998 fiscal year transactions, the Company believes that all Section 16(a) filing requirements applicable to such officers, directors and greater than 10% stockholders were complied with.


ITEM 11. EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

         The following table sets forth certain summary information concerning compensation paid or accrued by the Company, to the Company's Chief Executive Officer's and to the four highest paid executive officers in 1998 (the "Named

Executive Officers") as well as the compensation paid to each individual, for the Company's three previous fiscal years:


                                                 Other              All
Name and                                         Annual             Other
Principal Position        Year    Salary      Compensation       Compensation
------------------        ----    ------      ------------       ------------
Stephen Turner (1)        1998    $178,380
 Former CEO               1997     240,000                       $ 23,460 (7)
                          1996     240,000

Jose Coronas (2)          1998     128,080     $  5,000
 Acting CEO               1997      31,250
                          1996        -

Cecil Kost (3)            1998     247,342                        187,157 (9)
 President and COO        1997     250,000       39,500             9,436 (8)
                          1996     189,210       52,083            66,184 (8)

John Coker (4)            1998     169,350                        124,771 (9)
 VP Finance & Admin,      1997     174,417
 CFO, Sec. & Treas.       1996     150,000


Barbara Keech (5)         1998     125,342
 VP-Regulatory Affairs    1997     124,615
 and Quality Assurance    1996     112,500

Ronald W. Dean (6)        1998     122,005
 VP-Operations and        1997     140,108
 Manufacturing            1996      73,665

(1) Served as CEO until March 1998 and left the Company in October 1998.
(2) Was named Acting CEO in March 1998.
(3) Left the Company in December 1998.
(4) Left the Company in January 1999.
(5) Left the Company in September 1998.
(6) Left the Company in November 1998.
(7) Life insurance premium.
(8) Relocation reimbursement.
(9) Commission received on consummation of sales of assets under their respective employment agreements.

Options/SAR Grants in 1998

                         Number of
                        Securities     % 0f Total
                        Underlying       Options                        Market
                         Options        Granted To     Exercise of     Price On
                         Granted       Employees In       Price         Date of
Name                    ($)                1998         ($/Share)        Grant
----                   -----------    ------------    ------------     ---------
Stephen Turner             350,000        15.4%          $0.875          $0.875
Jose Coronas               160,000         7.0%           0.875           0.875
Cecil Kost                 185,000         8.2%           0.875           0.875
Michael Saunders           100,000         4.4%           0.875           0.875
Barbara Keech (1)           75,000         3.3%           0.875           0.875
Ronald Deen                100,000         4.4%           0.875           0.875

(1) Barbara Keech's options were canceled 90 days after she left the company.

Aggregated Option/SAR Exercised in 1998 and December 31, 1998 Option/SAR
Values

         No options were exercised by any person in this group during 1998 and none of the options in the table below where "in-the-money" as the price of the Company's stock was below the market value at date of grant.


                                 Number of Securities Underlying
                                     Options/SARS at FY-End
                                 -------------------------------
Name                           Exercisable         Unexercisable
----                           -----------         -------------
Stephen Turner                   300,000                    0
Jose Coronas                      33,333              176,667
Cecil Kost                             0              350,000
John Coker                             0              185,000
Michael Saunders                       0              100,000
Ronald Deen                            0              100,000

With the exception of Jose Coronas, all the above options will be canceled early in 1999 after 90 days has elapsed from the date that the holder left the employment of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of April 6, 1999 by each person known by the Company to own beneficially more than 5% of the outstanding Common Stock. In addition, this table includes the outstanding voting securities beneficially owned by directors and the Named Executive Officers.

Names and Addresses
of Beneficial Owner                                    Shares       Percent (1)
-------------------                                    ------       -------
Mellon Bank Corporation (2)
 One Mellon Bank Center                              4,983,300        13.1%
 500 Grant Street
 Pittsburgh, PA 15258

The Dreyfus Corporation                              2,417,500         6.4
 c/o Mellon Bank Corporation (2)

Aggressive Growth Fund                               1,907,825         5.0
 c/o Mellon Bank Corporation (2)

President and Fellows of Harvard College (3)         2,168,400         5.7
 c/o Harvard Management Company
         Inc.
 600 Atlantic Avenue
 Boston, MA 02210


John Pappajohn (4)                                   2,878,286         7.6
 c/o Equity Dynamics
 2116 Financial Center
 Des Moines, IA 50309

Jose J. Coronas (5)                                    210,000         0.6

Jeffrey S. Ross (6)                                    200,000         0.5

Derace L. Schaffer (7)                                 263,000         0.7

Timothy J. Triche (8)                                  115,000         0.3


(1) Based on 37,990,318 shares of Common Stock outstanding as of April 6,1999. Gives effect to the shares of Common Stock issuable within 60 days after April 6, 1999 upon the exercise of all options, unit purchase options, warrants and other rights beneficially held by the indicated stockholder on that date.

(2) Based solely on information contained in a Schedule 13G/A filed, as of October 10, 1998, by Mellon Bank Corporation with the Securities and Exchange Commission (the "Commission"), pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and information provided by Mellon Bank Corporation.

(3) Based solely on information contained in a Schedule 13G filed, as of February 12, 1999, by the President and Fellows of Harvard College with the Commission, pursuant to the Exchange Act.

(4) Based solely on information contained in a Schedule SC 13D filed, as of June 10, 1998 by John Pappajohn with the Commission, pursuant to the Exchange Act.

(5) Consists of 210,000 shares of Common Stock issuable upon exercise of two stock options.
                                       19

(6) Consists of 200,000 shares of Common Stock issuable upon exercise of two stock options.

(7) Includes (i)260,000 shares of Common Stock issuable upon exercise of two stock options and (ii) 3,000 shares held by Dr. Schaffer's wife as custodian of trusts established for the benefit of Dr. Schaffer's children, as to which Dr. Schaffer disclaims beneficial ownership.

(8) Consists of 115,000 shares of Common Stock issuable upon exercise of one stock option.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Jeffery Ross, a Director, received a commission of $80,000 on consummation of the sale of the in situ Hybridization business (Ventana transaction) (see Item 1 "Business" and Note 3 to the consolidated financial statements under Item 8 of this Report).

Jose Coronas, a Director and Acting CEO, and Derace Schaffer, a Director, were among the secured creditors in relation to borrowings by the Company which was liquidated in the Ventana transaction (see Item 1 "Business" and Note 3 to the consolidated financial statements under Item 8 of this Report).



                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)    Documents Filed as a Part of this Form 10-K:

       1.    FINANCIAL STATEMENTS

             The Financial Statements under Part II, Item 8 of this Report and are listed on page F-1 following this section.

       2. FINANCIAL STATEMENT SCHEDULES. The following consolidated schedules are filed with this report on page F-29 and F-30 of this Report.

             Report of Independent Public Accountants

             Schedule II - Valuation and Qualifying Accounts

             (No other financial schedules are required.)

       3.    EXHIBITS:

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

       4 Instruments Defining the Rights of Security-Holders, Including Indentures.

       4.1 Specimen certificate for shares of the Registrant's Common Stock. (Filed as Exhibit 4.1 to the Registrant's Registration Statement No 33-44520 and incorporated herein by reference.)

       4.2 Provisions of the Articles of Incorporation and By-Laws defining rights of holders of Common Stock of the Registrant. (Filed as Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, respectively, and incorporated herein by reference.)

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

       10.5 Stock Option Agreement dated October 18k, 1989 between Oncor, Inc. and Charles Atwood Company. (Filed as Exhibit 10.42 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and incorporated herein by reference.)

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

       10.17 Management Continuity Agreement, dated September 29, 1997 between Oncor, Inc. and Stephen Turner. (Filed as Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference.)

       10.18 Management Continuity Agreement dated September 29, 1997 between Oncor, Inc. and Cecil Kost. (Filed as Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference.)

       10.19 Management Continuity Agreement dated September 29, 1997 between Oncor, Inc. and John L. Coker. (Filed as Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference.)

       23 Consent of Independent Public Accountants to incorporation of reports in Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 into the Company's previously filed S-3 Registration Statement File Nos. 333-00085, 333-00735, 333-11997,
             333-20425 and 333-46855, and into S-8 Registration Statements File Nos. 33-83830, 33-81021 and 333-00063.

       27.1  Financial Data Schedule.

(b)    Reports on Form 8-K

       Form 8-K filed October 7, 1998 containing press release on September 30, 1998 announcing further restructuring plans and indicating that the Company intends to focus on the sale of assets and the formation of strategic alliances to generate cash; and, press release on October 2, 1998 announcing that the American Stock exchange had advised the Company that trading had been halted in the Company's Common Stock and that the trading halt would continue indefinitely.

       Form 8-K filed November 25, 1998 containing press release on November 24, 1998 announcing Oncor Inc's. surrendering of assets to satisfy secured debt obligation and Ventana Medical Systems, Inc. acquisition of Oncor's in situ Hybridization business assets.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, there unto duly authorized.

                               ONCOR, INC.




Date:    April 15, 1999     By: /s/ Joseph R. Shaya
                               --------------------------
                                    Joseph R. Shaya
                                    Acting President and Chief Operating Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date                                                       Title
----                                                       -----


April 15, 1999        /s/ Jose J. Coronas                  Chairman of the Board
                      --------------------------
                      Jose J. Coronas





April 15, 1999        /s/ Jeffrey S. Ross                  Director
                      --------------------------
                      Jeffrey S. Ross





April 15, 1999        /s/ Derace L. Schaffer               Director
                      --------------------------
                      Derace L. Schaffer





April 15, 1999        /s/ Timothy J. Triche                Director
                      --------------------------
                      Timothy J. Triche

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants                                    F-2

Consolidated Financial Statements:
         Consolidated Balance Sheets as of
                  December 31, 1998 and 1997                                F-3
         Consolidated Statements of Operations
                  for each of the three years ended
                  December 31, 1998                                         F-5
         Consolidated Statements of Changes In
                  Stockholders' Equity (Deficiency) for each of
                  the three years ended December 31, 1998                   F-6
         Consolidated Statements of Cash Flows for
                  each of the three years ending December
                  31, 1998                                                  F-10
         Notes to Consolidated Financial Statements                         F-13

                    Report of Independent Public Accountants

To Oncor, Inc.

We have audited the accompanying consolidated balance sheets of Oncor, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oncor, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced significant losses and has a net capital deficiency of $11,700,000 at December 31, 1998. In addition, as described in Note 1 to the accompanying financial statements, in February 1999 the Company filed a voluntary petition for relief under Chapter XI of the U.S. Bankruptcy Code. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters, including its intent to file a plan of reorganization that will be acceptable to the Court and the Company's creditors, are also described in Note 1. In the event a plan of reorganization is accepted, continuation of the business thereafter is dependent on the Company's ability to achieve successful future operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.



                                                      ARTHUR ANDERSEN LLP

Washington, D.C.
April 13, 1999

                                   ONCOR, INC.
                           CONSOLIDATED BALANCE SHEETS
                        As of December 31, 1998 and 1997
                             (Dollars in thousands)

                                                             1998         1997
ASSETS
Current Assets:
     Cash and cash equivalents                             $   924      $ 2,874
     Short-term investments, at market                          91          111
     Restricted cash                                           390        2,013
     Accounts receivable, net of allowance for
         doubtful accounts of $155 and $419                  1,331        2,028
     Receivable from former officer/director                   179          297
     Inventories                                             1,123        3,161
     Deferred financing costs                                             1,961
     Investment in marketable securities                     2,931
     Other current assets                                      554        1,125
                                                            ------      -------
         Total current assets                                7,523       13,570
                                                            ------      -------
Non-current Assets:
     Property and equipment, net                               515        4,176
     Prepaid license and other                                  80          398
     Investment in and advances to affiliates                               856
     Intangible assets, net                                               4,884
                                                            ------      -------
         Total non-current assets                              595       10,314
                                                            ------      -------
         Total assets                                      $ 8,118      $23,884
                                                            ======       ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                      $ 4,950      $ 3,142
     Accrued expenses and other current liabilities          2,584        1,698
     Notes payable                                             629        3,013
     Liability to preferred shareholders                     8,555
     Affiliate stock issuable under warrants                              3,788
     Current portion of long-term debt                         762          551
                                                            ------      -------
         Total current liabilities                          17,480       12,192
                                                            ------      -------
Non-current Liabilities:
     Long-term debt                                            327        5,867
     Deferred rent                                                          259
                                                            ------      -------
         Total non-current liabilities                         327        6,126
                                                            ------      -------
         Total liabilities                                  17,807       18,318
                                                            ------      -------
Commitments and Contingencies

Minority Interest in Consolidated
     Subsidiary                                              2,011        2,378
                                                            ------       ------

                                                                     (Continued)

Stockholders' Equity (Deficiency):
     Common stock, $0.01 par value,
         50,000,000 shares authorized,
         31,556,489 and 27,302,384 issued;
         31,477,080 and 27,222,975 outstanding                 315          273
     Common stock warrants outstanding                       1,191          910
     Additional paid-in capital                            150,952      137,873
     Deferred compensation                                                 (879)
     Accumulated deficit                                  (163,721)    (132,584)
     Less-79,409 shares of common stock
         held in treasury, at cost                            (221)        (221)
     Accumulated other comprehensive income:
         Cumulative translation adjustment                  (1,412)      (2,184)
         Cumulative unrealized loss on investments
              in marketable securities                       1,196
                                                           -------      -------
         Total stockholders' equity (deficiency)           (11,700)       3,188
                                                           -------      -------
         Total liabilities and stockholders'
              equity (deficiency)                          $ 8,118      $23,884
                                                           =======      =======







The accompanying notes are an integral part of these consolidated financial statements.

                                   ONCOR, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For Each of the Three Years Ended December 31, 1998
                  (In thousands, except per share information)

                                                                   1998             1997                1996
GROSS REVENUES:
     Product sales                                               $11,553          $12,949             $15,323
     Contract and grants                                             427              409                 683
                                                                  ------           ------              ------
     Gross revenues                                               11,980           13,358              16,006
                                                                  ------           ------              ------
OPERATING EXPENSES:
     Direct cost of sales                                          6,850            8,515               9,656

     Amortization of intangible
         assets                                                    2,263            1,157               1,323
     Write-off of acquired research and
         development projects in process                           5,727
     Selling, general and administrative                          15,365           14,825              15,073
     Research and development                                      6,833            7,186               7,276
     Clinical and regulatory                                         945            2,046               2,546
     Restructuring expense                                                                              2,075
                                                                  ------           ------              ------
     Total operating expenses                                     37,983           33,729              37,949
                                                                  ------           ------              ------
OTHER INCOME (EXPENSE)
     Investment income                                               191              522                 519
     Interest and other,net                                          855           (6,847)             (3,125)
     Equity in net loss of affiliates
         and minority interest                                    (2,309)          (4,251)             (4,431)
                                                                  ------           ------              ------
     Net other expense                                            (1,263)         (10,576)             (7,037)
                                                                  ------           ------              ------
NET LOSS                                                         (27,266)         (30,947)            (28,980)

DIVIDENDS AND ACCRETION ON
     CONVERTIBLE PREFERRED STOCK                                  (3,871)
                                                                  ------           ------              ------
NET LOSS APPLICABLE TO
     COMMON STOCK                                               $(31,137)        $(30,947)           $(28,980)
                                                                  ======           ======              ======

BASIC AND DILUTED NET LOSS PER SHARE                            $  (1.02)        $  (1.21)           $  (1.26)
                                                                  ======           ======              ======
WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING                                                  30,571           25,547              23,031
                                                                  ======           ======              ======

The accompanying notes are an integral part of these consolidated financial statements.

                                   ONCOR, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               For Each of the Three Years Ended December 31, 1998
                (Dollars in thousands, except share information)

                                                      Common             Common
                                                       Stock              Stock         Additional
                                              ---------------------      Warrants       Paid-In
                                                 Shares     Amount      Outstanding     Capital
                                                -------    --------     -----------     ----------
BALANCE DECEMBER 31, 1995                      21,743,068    $217                       $98,234
Issuance of common stock warrants
 in connection with debt                        2,163,242      22           782          12,802
Exercise of stock options                         159,534       2                           667
Issuance of common stock in connection
 with research and development
 agreements                                       148,505       1                           461
Issuance and amortization of non-
 employee stock options                                                                     736
Sale of common stock of subsidiaries
 and unconsolidated affiliates                                                           12,428
                                               ----------    ----         -----         -------
BALANCE DECEMBER 31, 1996                      24,214,349     242           782         125,328
Sales of common stock and warrants                155,972       2                           624
Issuance of common stock and warrants
 in connection with debt                        2,888,088      29           128          10,289
Exercise of stock options                          43,975                                    91
Sales of common stock of
 unconsolidated affiliates                                                                  437
Issuance and amortization of non-
 employee stock and options                                                               1,104
                                               ----------    ----         -----         -------
BALANCE DECEMBER 31, 1997                      27,302,384     273           910         137,873
Issuance of common stock in
 Codon acquisition                              1,650,013      16
Issuance of common stock in
 connection with debt                           2,494,092      25                         6,171
Issuance of warrants and preferred
 stock                                                                      281           4,745
Issuance of warrants in connection
 with debt                                                                                2,031
Issuance of stock to non-employee                 100,000       1                           132
Exercise of stock options                          10,000
                                               ----------    ----         -----         -------
BALANCE DECEMBER 31, 1998                      31,556,489     315         1,191         150,952
                                               ==========    ====         =====         =======

                                                                     (Continued)

                                                    Cumulative      Unrealized
                                  Deferred          Translation    Gain/loss on   Accumulated
                                Compensation         Adjustment     Investments     Deficit
                                ------------        -----------   ------------    -----------
BALANCE DECEMBER 31, 1995                            $   413         $    1       $ (72,657)
Issuance and amortization
 of non-employee stock
 options                        $  (641)
Cumulative translation
 adjustment                                             (921)
Net unrealized holding
 gain on investments                                                     (1)
Net loss                                                                            (28,980)
                                -------               ------         ------       ---------
BALANCE DECEMBER 31, 1996          (641)                (508)                      (101,637)
Issuance and amortization
 of non-employee stock
 and options                       (238)
Cumulative translation
 adjustment                                           (1,676)
Net loss                                                                            (30,947)
                                -------               ------         ------       ---------
BALANCE DECEMBER 31, 1997          (879)              (2,184)                      (132,584)
Amortization of non-
 employee stock options           1,010
Cumulative translation
 adjustment                                              772
Unrealized gain on
 investments in marketable
 securities                                                           1,196
Issuance of stock to
 non-employee                      (131)
Net loss                                                                            (27,266)
Dividends and accretion
 on convertible preferred
 stock                                                                               (3,871)
                                -------               ------         ------       ---------
BALANCE DECEMBER 31, 1998       $  -                 $(1,412)        $1,196       $(163,721)
                                =======               ======         ======       =========





                                                                     (Continued)

                                 Treasury Stock
                               -------------------                Comprehensive
                                Shares      Amount      Total        Income
                               ---------    ------     ------      ------------
BALANCE DECEMBER 31, 1995       79,409      $(221)     $25,987
Sales of common
 stock of subsidiaries
 and unconsolidated
 affiliates                                             12,428
Issuance of common
 stock and warrants
 in connection with
 debt                                                   13,605
Exercise of stock options                                  669
Issuance of common
 stock in connection
 with research and
 development agreements                                    462
Issuance and amortization
 of non-employee stock
 options                                                    95
Cumulative translation
 adjustment                                               (921)      $   (921)
Net unrealized holding
 gain on investments                                        (1)            (1)
Net loss                                               (28,980)       (28,980)
                                ------      -----      -------       --------
BALANCE DECEMBER 31, 1996       79,409       (221)      23,344       $(29,902)
Sales of common stock                                                ========
 and warrants                                              626
Sales of common stock
 of unconsolidated
 affiliates                                                437
Issuance of common
 stock and warrants
 in connection with
 debt                                                   10,446
Exercise of stock
 options                                                    92
Issuance and amortization
 of non-employee stock
 and options                                               866
Cumulative translation
 adjustment                                             (1,676)      $ (1,676)
Net loss                                               (30,947)       (30,947)
                                ------      -----      -------       --------
BALANCE DECEMBER 31, 1997       79,409       (221)       3,188       $(32,623)
                                                                     ========

                                                                     (Continued)

Issuance of common
 stock on Codon
 acquisition                                             6,189
Issuance of common
 stock in connection
 with debt                                               4,770
Issuance of warrants
 and preferred stock                                       281
Issuance of warrants in
 connection with debt                                    2,031
Issuance and amortization
 of non-employee stock
 and options                                             1,010
Unrealized holding
 gain on investments
 in marketable securities                                1,196       $  1,196
Cumulative translation
 adjustment                                                772            772
Net loss                                               (27,266)       (27,266)
Dividend and
 accretion on
 convertible
 preferred stock                                        (3,871)
                                ------     -----       -------       --------
BALANCE DECEMBER 31, 1998       79,409      (221)      (11,700)      $(25,298)
                                ======     =====       =======       ========



The accompanying notes are an integral part of these consolidated financial statements.

                                   ONCOR, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For Each of the Three Years Ended December 31, 1998
                             (Dollars in thousands)

                                                                    1998              1997             1996
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                    $(27,266)         $(30,947)        $(28,980)
     Adjustments to reconcile net loss
         to net cash used in operating
         activities:
         Gain on revaluation and exercise of
              warrants                                             (6,528)
         Gain on sale of research assets                           (1,975)
         Issuance of common stock for interest
              and imputed interest on convertible
              notes                                                    67             3,177            2,755
         Write-off of acquired research and
              development                                           5,727
         Amortization of deferred financing fees                    3,096
         Impairment losses                                          3,419
         Amortization of intangibles                                1,105
         Issuance of common stock warrants
              in stock of an affiliate as
              payment for interest                                                    1,826
         Depreciation and amortization                              1,612             2,928            2,858
         Gain on disposal of assets                                  (370)                              (270)
         Gain on exchange of stock in affiliated
              company pursuant to a merger agreement               (1,735)
         Expenses of non-employee stock options                     1,010
         Non-cash product discontinuation                                                              1,719
         Issuance of common stock in
              connection with research and
              development agreements and
              expenses for non-employee
              stock options                                                             866              557
         Equity in net loss of affiliate
              and minority interest                                 2,309             4,251            4,431
         Changes in operating assets
              and liabilities:
              Accounts receivable                                     697               228            1,435
              Inventories                                           2,039               349            1,468
              Other current assets                                  2,651              (650)             270
              Deposits and other non-current
                  assets                                              318                85                2
              Accounts payable                                     (1,808)              332             (937)
              Accrued expenses and other
                  current liabilities                                 887             1,685             (134)
              Deferred rent                                          (259)              259              (18)
                                                                   ------            ------           ------
                  Net cash used in operating
                      activities                                  (15,004)          (15,611)         (14,844)
                                                                   ------            ------           ------

                                                                     (Continued)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                             (404)             (744)             (631)
     Proceeds from sale of research assets                          3,105
     Proceeds from sale of in situ hybridization
         tech assets                                                5,000
     Cumulative unrealized loss on investments                     (1,196)
     Cash acquired in Codon acquisition                                52
     Disposal of property and equipment                                                                   393
     Currency protection in Appligene
         agreement                                                                                        (44)
     Purchase of stock in affiliate                                                                      (300)
     Redemptions of investments                                        20               278               672
                                                                   ------           -------           -------
              Net cash provided by (used
                  in)investing activities                           6,577              (466)               90
                                                                   ------           -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of preferred stock                          4,965
     Proceeds from exercise of options in
         affiliate                                                    928
     Net proceeds from sale of common stock                                             626
     Proceeds from sales of stock of subsidiary                                                         9,099
     Offering costs of private placement                                                                  (54)
     Exercise of stock options and warrants                            38                92               669
     Change in restricted funds                                     1,623             3,395            (5,432)
     Loan to unconsolidated affiliate                                                (1,709)
     Payment on notes for acquisitions                                                                 (1,765)
     Payment on bank loans                                         (3,013)             (685)             (885)
     Proceeds from line of credit                                                     3,000
     Proceeds from bank loan                                        1,391
     Proceeds from issuance of convertible
         debt and warrants                                                            2,052            13,207
                                                                   ------           -------           -------
                  Net cash provided by financing
                      activities                                    5,932             6,771            14,839
                                                                   ------           -------           -------
EFFECT OF CHANGE IN EXCHANGE RATE
     ON CASH                                                          545              (880)             (485)
                                                                   ------           -------           -------
NET INCREASE (DECREASE)
     IN CASH AND CASH EQUIVALENTS                                  (1,950)          (10,185)             (400)

CASH AND CASH EQUIVALENTS, beginning
     of the period                                                 $2,874            13,059            13,459
                                                                   ------           -------           -------
CASH AND CASH EQUIVALENTS, end
     of the period                                                 $  924           $ 2,874           $13,059
                                                                   ======           =======           =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION-Cash paid during the year
     for interest                                                  $1,950           $   144          $   252
                                                                   ======           =======           ======

                                                                     (Continued)

SUPPLEMENTAL DISCLOSURE ON NON-CASH INVESTING
     AND FINANCING ACTIVITIES:
         In February 1998, the Company exchanged approximately 1,650,013 shares of common stock for all the remaining shares of Codon Pharmaceuticals, Inc.

     Transactions relating to the issuance of shares of its Common Stock by the Company in connection with conversion of convertible debt during 1998 and 1997 are as follows (in thousands):

     Year             Shares Issued               Value
     ----             -------------               -----
     1998             2,494                      $ 4,770
     1997             2,888                       10,317

     In 1997, the Company issued options to purchase 900,000 shares of its 25% owned affiliate Oncormed in consideration for establishing and extending a line of credit. In 1998, the Company issued options to purchase an additional 200,000 shares of Oncormed common stock and warrants to purchase
     2.9 million shares of Oncor, Inc. common stock in connection with the line of credit.








The accompanying notes are an integral part of these consolidated financial statements.

                                   ONCOR, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             As of DECEMBER 31, 1998

1.   ORGANIZATION, BANKRUPTCY AND CERTAIN ELEMENTS OF RISK

     Chapter 11 Filing

     On February 26, 1999 (the "Petition Date"), Oncor, Inc. and its wholly-owned subsidiary, Codon Pharmaceuticals, Inc. (the "Debtor"), filed voluntary petitions for relief under Chapter 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware, Wilmington, Delaware. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the Bankruptcy Code are stayed while the Debtor continues as debtor-in-possession.

     Pursuant to the provisions of the Bankruptcy Code, all actions to collect upon any of the Company's liabilities as of the Petition Date or to enforce pre-Petition contractual obligations were automatically stayed. Absent approval from the Bankruptcy Court, the Company is prohibited from paying pre-Petition obligations. However, the Bankruptcy Court has approved payment of certain pre-Petition liabilities as of the Petition Date such as employee wages and benefits and certain specified pre-Petition obligations. Additionally, the Bankruptcy Court has allowed for the retention of legal and financial professionals and other payments to protect the holders of claims against the Company. As a debtor-in-possession, the Company has the right, subject to Bankruptcy Court approval and certain other conditions, to assume or reject any pre-Petition executory contracts and unexpired leases. Parties affected by such rejections may file pre-Petition claims with the Bankruptcy Court in accordance with Bankruptcy procedures.

     As of the Petition Date, approximately $125,000 in pre-Petition December 31, 1998 liabilities of Oncor and Codon reflected in the accompanying financial statements were paid. All remaining Oncor and Codon liabilities included in the accompanying balance sheet still existed at the petition date and consequently are subject to compromise under the Chapter 11 proceedings. As of December 31, 1998, the following Oncor and Codon pre-Petition liabilities are included in the accompanying consolidated balance sheet (in thousands):

     Accounts payable                                         $ 3,565
     Accrued expenses                                           1,706
     Liability to preferred shareholders                        8,555
     Notes payable                                                629
                                                              -------
                                                              $14,455
                                                              =======

     The Company's management intends to file a plan of reorganization under Chapter 11 that will be acceptable to the Court and the Company's creditors and to propose a reorganization plan or plans. In the event a plan of reorganization is accepted, continuation of the business thereafter is dependent on the Company's ability to achieve successful future operations. At this time, it is not possible to predict the length of time the Company will continue under Chapter 11; that any Plan filed will be approved or confirmed by the Bankruptcy Court; or, that such plan will be consummated. If a plan is not approved, the Company may be required to liquidate.

     History of Operating Losses

     Oncor has not been profitable since its inception in July 1983. The Company cannot provide assurance as to when, if ever, it will achieve profitability. As indicated in Note 3 to the consolidated financial statements, the Company has disposed of most of its assets and operations and currently has no revenues from operations.

     Going-Concern and Basis of Financial Statements

     Although the Chapter 11 filings and the history of operating losses raise substantial doubt about the Company's ability to continue as a going-concern, the accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a company on a going-concern basis which contemplates the continuity of operations, realization of assets and the liquidation of liabilities in the ordinary course of business. As a result of the Chapter 11 filings, such realization of assets and liquidation of liabilities are subject to significant uncertainties. Specifically, the financial statements do not present the amount which will ultimately be paid to settle liabilities and contingencies which may be allowed in the Chapter 11 Bankruptcy reorganization cases. Also, the consolidated financial statements do not reflect adjustments to assets which may result if the Company is forced to liquidate all the assets. A plan of reorganization could materially change the amounts currently included in the consolidated financial statements.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     Management's Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Reserves have been recorded for estimates of uncollectible accounts receivable and excess and obsolete inventory. Management also uses estimates to determine the estimated lives of its intangible and tangible assets. Actual results could differ from those estimates.

     Fair Value of Financial Instruments

     Cash, accounts receivable, accounts payable, accrued liabilities and short-term borrowing, as reflected in the financial statements, approximate fair value because of the short-term maturity of those instruments. Warrants issued in connection with a secured financing to purchase common stock of an affiliate have been recorded at fair value based upon a valuation model. It was not practicable to estimate the fair value of the Company's long-term debt because quoted market prices do not exist and no rates are currently available to the Company for loans with similar terms and conditions. Also, the fair value of the Company's liabilities that are subject to compromise are not presently determinable as a result of the Bankruptcy Proceedings.

     Concentration of Credit Risk

     Concentrations of credit risk with respect to receivables is generally addressed in that the Company maintains an allowance for doubtful accounts based upon its expectation of the proportion of its receivables it will not be able to collect. With respect to investment in marketable securities, the Company's sole investment consists of stock held in one publicly traded company. Market fluctuations in that company's share price could significantly affect the carrying value of the investment.

     Impairment of Long-Lived Assets

     The Company complies with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of. The Company reviews its long-lived assets, including identifiable intangibles; goodwill; and property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates that future undiscounted net cash flows will be less than the carrying amount of the assets. Impairment is measured as the difference between carrying cost and fair market value.

     Cash Equivalents and Investments

     Cash equivalents and investments at December 31, 1998 and 1997, consist primarily of funds invested in money market instruments and commercial paper. Investments with maturities between three months and one year are classified as short-term investments. Investments in securities with original maturities of less than three months are considered cash equivalents. The $0.4 million of restricted cash at December 31, 1998 relates to cash held in escrow in France pursuant to legal proceedings brought by a former employee in France.

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

     Revenue Recognition

     The Company generally recognizes revenue from sales when the related goods are shipped. Grant and contract revenues are recognized on a percentage of completion basis. Grant revenues are reported when earned and are not refundable in accordance with the provisions of the grant awards.

     Foreign Currency Translation

     The French franc ("FF") is the functional currency of the Company's operations in France (subsequently disposed of, see Note 3). Assets and liabilities for these operations have been translated into U.S. dollars using the exchange rates in effect on the respective balance sheet dates. Revenues and expenses have been translated using the average exchange rates during the periods presented. Cumulated translation losses of $1.4 million and $2.2 million at December 31, 1998 and 1997, respectively, have been excluded in determining the results of operations and have been accumulated as a separate component of equity.

     Income Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. (See Note 4.)

     Classification

     Certain prior year amounts have been reclassified to conform to current year presentation.

     Basic and Diluted Net Loss Per Share

     SFAS No. 128 requires the dual presentation of basic and diluted net loss per share. Basic net loss per share includes no dilution and is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options, warrants and convertible securities that were outstanding at the end of each period presented were not included in the computation of diluted net loss per share as their effect would be antidilutive. As a result, the basic and diluted loss per share amounts are identical.

     Research and Development Costs

     Expenditures for research and development activities are charged to expense when incurred.

     New Accounting Pronouncements

     Effective January 1, 1998, the Company implemented SFAS No. 130 "Reporting Comprehensive Income." This pronouncement established standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity. Foreign currency translation adjustments and unrealized holding gains on investments are the significant components of comprehensive income.

     Also, effective January 1, 1998, the Company implemented SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires an enterprise to report certain additional financial and descriptive information about its reportable segments. (See Note 8.)


3.   SIGNIFICANT DISPOSITION OF ASSETS

     During 1998, as part of the Company's plan to reduce its scope of operations and ongoing operating expenses, the Company disposed of a significant portion of its business and the related assets.

     Codon Pharmaceuticals, Inc.

     Effective February 28, 1998, the Company acquired all remaining outstanding shares of Codon Pharmaceuticals, Inc. ("Codon") in exchange for 1.65 million shares of Oncor common stock. The acquisition was accounted for as a purchase. The value of the Oncor common stock exchanged was approximately $6.2 million. Of this amount,

$5.7 million, representing estimated value of Codon's proprietary position in certain technologies under development for future products which have not yet been developed to a stage of technological feasibility and for which the ultimate realizability is uncertain was written off during the first quarter of 1998.

     On October 1, 1998, Codon ceased all operations. Codon's remaining assets were liquidated through a public auction in November 1998. As a result, the Company recorded an impairment loss based on the sales price of assets of approximately $529,000.

     Genetics Assets (Vysis, Inc. Transaction)

     On April 9, 1998, the Company completed a transaction with Vysis, Inc. in which Oncor conveyed to Vysis $0.5 million in cash and full rights and title to its non-oncology genetics probe assets ("Genetics Assets"), including primarily inventories (approximately $1.2 million) and intellectual property, in exchange for two licenses to patents held by Vysis. (These two licences were surrendered in the November 24, 1998 transaction discussed below.) In addition, the parties agreed to settle all legal action between them with respect to a suit brought by Vysis against the Company in September 1995. The Company recorded as an intangible asset the value of the licenses acquired in an amount of $1.7 million equal to the net book value of the assets conveyed. Accordingly, no gain or loss was recognized in the disposition of the Genetic Assets.

     Research Products Assets(Intergen Transaction)

     On June 30, 1998, the Company completed the sale of its Research Products Assets, including primarily inventory, laboratory equipment and intellectual property, to Intergen Company for cash consideration of $3.1 million. A gain of approximately $2.0 million was recorded on the sale representing the excess of the cash consideration received over the net book value of the assets sold.

     Oncormed, Inc. (Gene Logic Transaction)

     On September 28, 1998, pursuant to a plan of merger between Oncormed, Inc. and Gene Logic, Inc. ("Gene Logic"), the Company exchanged 900,000 shares representing all its shares in Oncormed for approximately 420,000 shares of Gene Logic common stock. A gain of approximately $1.7 million was recorded on the transaction, representing the estimated net realizable value of the Gene Logic shares. Prior to this transaction, the Company accounted for its investment in Oncormed under the equity method of accounting. Such investment had been completely written off due to Oncormed's operating losses.

     The market value of the Gene Logic shares was approximately $2.9 million at December 31, 1998. Accordingly, an unrealized gain of $1.2 million has been recorded in stockholders' equity (deficiency). The market value of the Gene Logic shares held at March 31, 1999 was approximately $1.9 million. The change is due both to a decline in the market value and a sale of approximately 30,000 shares.

     In Situ Hybridization Technology Assets (Ventana Transaction)

     On November 23, 1998, the Company voluntarily surrendered assets related to its in situ Hybridization business to certain of the Company's secured creditors. The creditors then sold the assets to Ventana Medical Systems ("Ventana"). The purchase price was $5 million with an additional $0.5 million due the Company contingent on certain events.

     Proceeds from the sale to Ventana were used to satisfy secured creditors for approximately $4.2 million, pay legal fees of approximately $0.2 million and pay incentive amounts to certain members of management of approximately $0.5 million. The remaining $0.2 million was received by Oncor prior to year end.

     The Company recorded a gain on the disposition of these assets of approximately $0.4 million representing the excess of the value received over the net book value of the assets surrendered (approximately $4.6 million). The $0.5 million contingent portion of the purchase price was not recorded pending removal of the contingencies. The ultimate receipt of any of this amount is not known at this time.

     Appligene Oncore

     On February 10, 1999, the Company sold its 80% interest in Appligene Oncore ("Appligene"), a French company, to a Canadian company for $1 million.

     The amounts included in the accompanying financial statements relating to Appligene are (in thousands):

     Revenues                                   $7,182
     Net loss                                   (1,836)
     Total assets                                4,988
     Total liabilities                           3,356

The minority interest in consolidated subsidiary of $2.0 million and the deferred cumulative translation adjustment of $1.4 million at December 31, 1998 relate to Appligene.

     The equity in Appligene at December 31, 1998 has been written down to net realizable value of approximately $0.8 million, the net amount (including a provision for estimated 1999 net loss of approximately $0.1 million) realized in the sale of Appligene in February 1999.

     The following pro forma, unaudited balances comprise the Company's summarized consolidated balance sheet as of December 31, 1998, assuming its interest in Appligene was sold as of that date and net cash proceeds of $0.8 million were received (dollars in thousands).

                                                                    (Unaudited)
Current Assets:
     Cash                                                           $      977
     Short-term investments                                                 91
     Accounts receivable                                                    35
     Receivable from former officer/director                               179
     Investment in marketable securities                                 2,931
     Other current assets                                                  105
                                                                    ----------
         Total current assets                                            4,318
                                                                    ==========

                                                                     (Continued)

Current Liabilities:
     Accounts payable                                               $   3,562
     Accrued expenses and other current liabilities                     1,860
     Notes payable                                                        629
     Liability to preferred shareholders                                8,555
                                                                    ---------
         Total current liabilities                                     14,606
                                                                    ---------
Stockholders' Deficiency:
     Common stock                                                         315
     Common stock warrants outstanding                                  1,191
     Additional paid-in capital                                       150,952
     Accumulated deficit                                            (163,721)
     Treasury stock                                                     (221)
     Accumulated other comprehensive income - cumulative
         unrealized loss on investments in marketable securities       1,196
                                                                    --------

         Total stockholders' deficiency                              (10,288)
                                                                    --------
              Total liabilities and deficiency                      $  4,318
                                                                    ========

4.   INCOME TAXES

     With respect to U.S. federal income tax, as of December 31, 1998 the Company has net operating loss carry-forwards ("NOL's") of approximately $122 million available to offset future taxable income. The Company also has research and development tax credits of approximately $1.8 million available to reduce future U.S. federal income tax. The NOL and research and development credits may be used through 2018, but began to expire in 1998. Despite the NOL and credit carry-forwards, the Company may have an income tax liability in future years due to the application of the alternative minimum tax rules. In addition, the utilization of these tax NOL's and credit carry-forwards is subject to statutory limitations regarding changes in ownership and the bankruptcy proceedings.

     SFAS No. 109 requires that the tax benefit of financial reporting NOL's and tax credits be recorded as an asset to the extent that management assesses the utilization of such NOL's and tax credits to be "more likely than not." The Company's net deferred tax assets, the only material element of which is net operating loss carry forwards, was approximately $50.9 million at December 31, 1998 and $43.9 million at December 31, 1997. A valuation reserve was recorded against the entire amount of the net deferred tax assets, since the Company has incurred operating losses in the United States since inception. The net deferred tax assets are primarily attributable to net operating losses, capital losses and tax credits.

     Net operating losses and research and development tax credits expire as follows (in thousands):

Year of                       R&D        Year of                     R&D
Expiration       NOL      Tax Credits    Expiration      NOL      Tax Credits
----------   ----------   -----------    ----------    -------    -----------
1999          $  315         $23           2007        $11,137      $175
2000             372          27           2008         10,707       301
2001             848          41           2009         14,789       307
2002           1,747          78           2010         11,782       103
2003           1,807         100           2011         19,856       154
2004           1,705          -            2012         21,888       271
2005           2,538          51           2018         17,500       140
2006           4,991          99

Net operating loss and research and development credits relating to and available only for the French operations were lost with the disposition of Appligene in 1999.


5.   RESTRUCTURING EXPENSE

     In 1996, the Company adopted a restructuring plan to discontinue the development, manufacture, sale and support of certain imaging, research and non-oncology products. Recorded restructuring costs of $2.1 million comprise the charge-off of discontinued products, charge-off of goodwill associated with a related business unit, and severance payments to former employees whose employment was terminated in conjunction with the plan. The discontinued product lines were customized, computerized, microscopic imaging systems, certain gene-based DNA probes chemistries and certain other chemical test kits and components. The related charge was incurred in conjunction with the Company's decision to cease field sales and support for these lines.

6.   STOCKHOLDERS' EQUITY

     Preferred Stock

     In January 1998, the Company completed a $5 million equity financing in a private placement of 500 shares of Series A preferred stock. The preferred stock is convertible into common stock of the Company under certain circumstances, generally in a period beginning after 90 days, at prices equal to the lower of
(i) 100% (reducing over time to 90%) of the average of the lowest closing bid price of the common stock on any two of the most recent 22 trading days preceding the date of conversion and (ii) $4.56. Dividends at rate of 6% are payable upon conversion in cash or common stock. In addition, the Company issued warrants to purchase 125,000 shares of common stock in connection with the transaction, with an exercise price of $5.16 per share. The investors and the Company each have rights to increase the amount of the investment under certain circumstances. Approximately $0.3 million of the net proceeds was allocated to the value of the warrants.

     Subsequent to December 31, 1998, holders of the preferred stock converted 6 shares of preferred stock into 1,997,992 shares of the Company's common stock.

     In addition, the Series A preferred stock agreements provide for redemption rights upon the occurrence of certain events. Although disputed by the Company, the holders of the preferred stock believe that those events occurred during 1998 and, accordingly, the Company has recorded $8.6 million as a current liability in the accompanying consolidated balance sheet, representing the redemption values plus additional accrued charges and interest as specified in the private placement agreements. Additional interest of approximately $0.9 million that under the agreements accrues upon satisfaction of certain redemption requirements of the shareholders has not been recorded.

     Common Stock, Convertible Notes and Warrants

         On December 30, 1996, the Company completed a private placement of 6% five-year unsecured notes convertible into shares of Common Stock of the Company and warrants to purchase an aggregate of 250,000 share of the Company's Common Stock. The Company received total proceeds of approximately $10.0 million of which $0.4 million was allocated to the warrants. Issuance costs were not significant. The notes are immediately convertible at the option of the holder and were to be automatically converted upon maturity. The notes are convertible at the lesser of $5 per share or 80.0% of the market value of the Common Stock at the time of conversion over a period of approximately five months.

     During the three years ended December 31, 1998, the Company had two other similar private placements. All these notes had been converted.

     On all of the convertible debt instruments with beneficial conversion features, the Company records as interest expense the difference between the conversion price and the quoted price of the stock issuable upon conversion of convertible debentures with a fixed conversion benefit. The imputed interest is recorded over the minimum holding periods of the debentures pursuant to which the maximum beneficial conversion feature is earned. The interest expense recorded in 1998, 1997 and 1996 pursuant to this accounting convention is approximately $0.1 million, $3.0 million and $2.6 million, respectively.

     In August 1998, warrant holders exercised options to acquire 1.1 million shares of Oncormed common stock from Oncor at exercise prices of $0.75 to $1 a share. The Company recorded a gain on the exercise in the amount of approximately $1.0 million. In addition, the Company recognized the deferred gain recorded upon the granting of the warrants. During 1998, the Company also granted warrants to purchase an aggregate of 2.9 million shares of its common stock at exercise prices ranging from $0.50 to $1.00 per share in connection with financing received.

     Stock Options

     The Company maintains a Stock Option Plan (the "1992 plan")which was approved by the Board of Directors in 1992. This 1992 plan incorporated the Company's former Incentive Stock Option Plan, Non-Qualified Stock Option Plan and Non-Qualified Stock Option Plan for Non-Employee Directors.

     The aggregate number of shares available for issuance under the 1992 Plan may not exceed 5,015,604 shares of Common Stock, subject to adjustment from time to time in the event of certain changes to the Company's capital structure.

     In May 1997, the Board of Directors authorized a regrant program (the "1997 Regrant Program") which allowed active current option holders, excluding executive officers, to forego earned vesting and elect to exchange all or some of their outstanding options, ranging in exercise price from $4.125 to $7.50 per share, for new options under the Company's 1992 Plan, to purchase shares of the common stock at a new price of $3.625, the closing price on May 23, 1997, the regrant date under the 1997 Regrant Program. Options to purchase approximately 462,000 shares of common stock were canceled and regranted. Stock options that were regranted began vesting over a four-year period measured from May 23, 1997.

     In June, 1998, the Board of Directors authorized a second regrant program (the "1998 Regrant Program") which allowed active current option holders to exchange options ranging in exercise price from $1.0625 to $6.875 per share, for new options to purchase shares of the common stock at a new price of $0.875, the closing price on June 1, 1998, the regrant date under the 1998 Regrant Program. Options to purchase approximately 2,019,000 shares of common stock were canceled and regranted.

     The Company accounts for this plan under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                    1997          1996
                                                    ----          ----
Net Loss (in thousands): As Reported              $(30,947)     $(28,980)
                         Pro Forma                $(32,814)     $(30,545)

Net Loss Per Share:      As Reported              $(1.21)       $(1.26)
                         Pro Forma                $(1.28)       $(1.33)


Because the method of accounting promulgated by the Statement has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected on a pro forma basis in future years.

     The fair market value of each option grant is estimated using the Black-Scholes option pricing model with the following assumptions used for each year: risk-free interest rates of 4 percent; expected lives of 5.9 years for the options; and expected volatility of 56%.

     The effects of the provisions of SFAS No. 123 on 1998 pro forma results are not material, taken as a whole.

     Transactions relating to the Company's stock option plans are as follows:


                            1992 Stock Option Plan      Special Stock Options
                          -------------------------   ------------------------
                            Number of  Weighted Avg.  Number of  Weighted Avg.
                             Shares      Ex. Price      Shares     Ex. Price
                            ---------  ------------   ---------    ---------
BALANCE December 31, 1995   3,409,370    $4.9200       404,351     $2.8854
Granted                     1,181,333     4.7600
Exercised                    (158,751)    4.2000          (522)     2.4600
Canceled                     (883,967)    5.0000        (3,829)     2.3800
                            ---------     ------       -------      ------
BALANCE December 31, 1996   3,547,985     4.8600       400,000      2.8854
Granted                     1,108,400     3.9243       240,000      3.6600
Exercised                     (39,500)    1.8072
Canceled                     (679,400)    5.2930       (50,000)     5.6250
                            ---------     ------       -------      ------
BALANCE December 31, 1997   3,937,485     4.5559       590,000      2.9718
Granted                     2,269,834      .7747
Exercised                     (10,000)    3.7500
Canceled                   (3,770,485)    4.0293
                            ---------     ------       --------     ------
BALANCE December 31, 1998   2,426,834    $1.8304       590,000     $2.9718
                            =========     ======       ========     ======

Options exercisable at
 December 31, 1998 (1)      2,364,334    $4.6310       416,667     $2.6856
                            =========     ======       =======      ======
Options not exercisable
 at December 31, 1998 (2)      62,500    $0.9389       173,333     $3.6600
                            =========     ======       =======      ======

(1) Range of price for exercisable options:         $0.8750 to $5.5000
(2) Range of price for non-exercisable options:     $0.5625 to $1.3750

     Of the 2,426,834 option shares outstanding at December 31, 1998, 1,451,834 option shares relate to employees who are no longer with the Company and will be canceled 90 days after their termination date. The balance of the option shares relate to non-employees and current directors.

     Summary of Reserved Shares

     As of December 31, 1998, the Company has reserved the following shares of Common Stock for future use as follows:

     Unit purchase options
     1992 stock option plan                             2,426,834
     Special stock options                                590,000
     Warrants issued in conjunction with
         private placements                               655,836
     Warrants issued in connection with
         debt financing                                 2,900,000
                                                        ---------
                                                        6,572,670
                                                        =========

7.   COMMITMENTS AND CONTINGENCIES

     On April 27, 1998, the Company received a summons and complaint in connection with a lawsuit entitled Key Technology, Inc. v. Oncor, Inc. in the Superior Court of the State of Washington for the County of Walla Walla. The complaint alleges breach of contract and fraud in connection with a June 1996 asset purchase agreement between Key Technology and the Company relating to the sale of the Company's 1300 video inspection systems to Key Technology, and seeks damages against the Company of $1,475,000. A failure to successfully defend against or settle that suit would likely result in damages being assessed against the Company. Management currently can not estimate what liability, if any, could result from this dispute.

     During 1998, two entities who entered into a partnership agreement with the Company have asserted that the Company did not disclose certain information to them prior to entering into the agreement. The entities have requested that the Company relinquish all rights obtained by the Company and, if the Company does not relinquish such rights, "appropriate action" will be taken. No settlement has been reached in this matter and, to date, no suit has been filed or demand received. Management currently can not estimate what liability, if any, could result from this dispute.

     In addition to the above enumerated proceedings, a number of claims and cases have been filed by creditors and former employees of the Company relating to unpaid amounts for goods and services provided the Company. Payments of these amounts are now stayed by the Bankruptcy Proceedings.

     The Company leases office space and laboratory facilities under operating lease agreements which expire in periods from 1999 to 2004. Lessor concessions with respect to the space buildout and rental abatement, result in a deferred rent credit at December 31, 1997 of $0.3 million. Rental expense for the years ended December 31, 1998, 1997 and 1996 was approximately $1.0 million, $0.9 million and $0.8 million, respectively. Minimum lease payments under these lease agreements at December 31, 1998 are as follows (in thousands):


     For the Year Ending
        December 31,                                    Amount
     -------------------                                ------
         1999                                             $143
         2000                                              105
         2001                                               92
         2002                                               89
         2003                                               88
         2004                                               22
                                                           ---
                                                          $539
                                                           ===

     In February 1995, the Company entered into a lease which was accounted for as a capital lease with a net present value of future obligations of approximately $1.2 million as of December 31, 1998.

SEGMENT INFORMATION

     The Company operated in a single business segment, biotechnology.  SFAS
No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. As of December 31, 1998, except for the operations of Appligene in France, the Company had no further operations generating revenues. As indicated in Note 3, Appligene was disposed of in February 1999.

     Product sales relating to each geographic region are as follows (in thousands):

                                     1998              1997             1996
                                     ----              ----             ----
     United States                 $3,060           $ 5,068          $ 6,644
     Europe                         7,536             6,299            7,019
     Japan                            539               801              965
     Other                            418               781              695
                                   ------            ------          -------
                                  $11,553           $12,949          $15,323
                                   ======            ======          =======

     Revenues, largely in Europe, attributable to the Company's operations in France for each of the three years ended December 31, 1998 were $7.2 million, $6.6 million and $7.1 million, respectively. The net loss for the same periods were $1.8 million, $4.0 million and $2.8 million, respectively. The Company's identifiable assets in France at December 31, 1998, 1997 and 1996 were carried at approximately $5.0 million, $5.1 million and $9.8 million, respectively.

8.       LINE OF CREDIT

     During 1997, the Company obtained a $3 million line of credit which expired in 1998. Outstanding borrowing at December 31, 1997 were $3 million. The interest rate effective for the line of credit as of December 31, 1997 was 7.58%. The Company issued options to purchase 900,000 shares of Oncormed, Inc. (a 25% owned affiliate), held by the Company in conjunction with establishing and extending this line of credit. The Company valued the options at approximately $3.8 million. Approximately $1.8 million of the value of the options was recorded as a charge to interest and other non-operating expense in 1997. The remaining deferred financing fees were charged to expense in 1998 as the line of credit was paid in full in 1998.

9.   RETIREMENT PLAN

     In 1991, the Company adopted a defined contribution savings plan (the "Plan") in accordance with Section 401(k) of the Internal Revenue Code. The Plan covers all permanent employees who have attained the age of 21. Under the Plan, the Company may make discretionary contributions. The Company had made no discretionary contributions to date and has no plans to do so.

10.      LONG-TERM DEBT

     Long-term debt at December 31 consists of the following obligations (in thousands):

                                                             1998          1997
                                                             ----          ----

Convertible notes issued by the company in
     connection with private placements, bearing
     interest at a rate of 6% per year, payable
     semi-annually , due in 2001                                         $4,659
Obligations under capital lease bearing interest
     at 5.62% (collateralized by building) with
     final maturity in 2010                                $1,089           866
Various other notes payable to a French
     government funding agency and to banks,
     primarily secured by the assets of a
     subsidiary. The interest rates range from
     8.39% to 9.32%                                                         893
                                                            -----         -----
         Total long-term debt                               1,089         6,418
         Less current maturities                              762           551
                                                            -----         -----
         Non-current portion                               $  327        $5,867
                                                            =====         =====


     The long-term debt at December 31, 1998 relates to debt of Appligene. Such debt was included in the disposition of Appligene (see Note 3).


12.      SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

     Inventories

     Inventories consisted of genetic probes, hybridzation systems and reagents in various manufactured states. They are stated at lower of cost (first-in, first-out) or market.

     Inventories consisted of the following at December 31, 1998 and 1997 (in thousands):
                                                             1998         1997
                                                             ----         ----
     Raw material                                          $  418        $  980
     Work in progress                                          95           995
     Finished goods                                           600         1,186
                                                            -----         -----
                                                           $1,123        $3,161
                                                            =====         =====

     Property and Equipment

     Property and equipment are stated at cost after recognition of impairment loss. Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the assets. The building is depreciated over fifteen years. Laboratory equipment is depreciated over seven years. Office equipment, furniture and fixtures are depreciated over seven and three years, respectively. Leasehold improvements are amortized over the lesser of their estimated useful lives or the applicable lease term.

     At December 31, 1998 and 1997, property and equipment consist of the following (in thousands):

                                                            1998          1997
                                                            ----          ----
     Building                                             $  259        $ 1,011
     Laboratory equipment                                    653          3,892
     Office equipment, furniture
         and fixtures                                        192          4,985
     Leasehold improvements                                   78          1,093
                                                           -----         ------
                                                           1,182         10,981
     Less accumulated depreciation
         and amortization                                    667          6,805
                                                           -----         ------
     Net property and equipment                           $  515        $ 4,176
                                                           =====         ======


     Accrued Expenses and Other Liabilities

     At December 31, 1998 and 1997, accrued expenses and other current liabilities consist of the following (in thousands):

                                                                 1998     1997
                                                            ----          ----
     Employee benefit                                      $ 433        $  592
     Accrued royalties                                        25           167
     Unbilled professional fees                              386           381
     Deferred revenue                                                       18
     Accrued taxes                                           274           156
     Severance                                             1,048           180
     Other                                                   418           204
                                                           -----         -----
                                                          $2,584        $1,698
                                                           =====         =====

     Other Income and Expenses

Other income and expenses reflected in interest and other, net during 1998 include the following impairment charges, transaction gains, and other items (in thousands):

Impairment loss on Appligene                                            $(2,600)
Impairment loss on Codon assets subsequently sold                          (530)
Impairment loss on property and equipment                                  (289)
Gain on sale of Research Products assets                                  1,975
Gain on exchange of stock in affiliated company                           1,735
Gain on sale of in situ Hybridization technology assets                     370
Gain on exercise of warrants in an affiliated company and
     adjustment of the related liability to issue such warrants           6,528
Financing expenses associated with the acquisition and
     amendment of secured credit facility                                (5,805)
Gain related to settlement of lawsuit                                       608
Gain on collection of note payable previously written off                   500
Interest expense                                                           (459)
Other expenses                                                           (1,178)
                                                                         ------
     Total interest and other, net                                       $  855
                                                                         ======

              Report of Independent Public Accountants on Schedules


To Oncor, Inc.:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Oncor, Inc., and subsidiaries included in this Form 10-K and have issued our report thereon dated April 13,1999. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II Valuation and Qualifying Accounts is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects the financial data required to be set forth therein, in relation to the basic financial statements taken as a whole.


                                                        ARTHUR ANDERSEN LLP

Washington, D.C.
April 13,1999

                                   ONCOR, INC.
                             (Debtor in Possession)
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                            (Dollars in thousands)
                                                                           Additions
                                                 Balance at               Charged to                         Balance at
                                                 Beginning of               Expenses                           End of
                                                 Period                  (Recoveries)       Write-offs         Period
                                                 ---------------       --------------    --------------     ------------
Allowance for doubtful accounts
1998                                              $  419                     $  365          $  (629)          $   155
1997                                                 372                         47                                419
1996                                                 341                         73              (42)              372

Reserve for excess and obsolete inventory
1998                                               2,896                        274           (2,888)              282
1997                                               2,653                        738             (495)            2,896
1996                                               1,530                      1,450             (327)            2,653

Deferred tax valuation reserve
1998                                              43,900                      7,056                             50,956
1997                                              35,800                      8,100                             43,900
1996                                              28,300                      7,500                             35,800