Form 10-Q
period 1999-03-31
ONCOR INC
filed 1999-05-10
CIK 806637

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1999

                         Commission file number 0-16177

                                   ONCOR, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


       Maryland                                           52-130084
 ------------------------                      -------------------------------
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

YES  X   NO


As of May 10, 1999, there were 33,554,481 shares of Common Stock outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

     Basis of Presentation

     The unaudited consolidated balance sheet as of March 31, 1999 and the audited consolidated balance sheet as of December 31, 1998 and the unaudited consolidated statements of operations and consolidated statements of cash flows for the three month periods ended March 31, 1999 and March 31, 1998 set forth below, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. Oncor, Inc. (the "Company") believes that the disclosures made are adequate to make the information presented not misleading.

     In the opinion of management of the Company, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of results for the periods presented. This financial information should be read in conjunction with the Form 10-K, filed with the Commission for the year ended December 31, 1998.

     The results for the first quarter 1999, presented in the accompanying financial statements, are not necessarily indicative of the results for the entire year.

     Chapter 11 Filing

     See Note 1 to the consolidated financial statements following under this
Item 1 and Item 2 "Managements Discussion and Analysis of Financial Condition and Results of Operations" for information on the Company's filing on February 26, 1999 for bankruptcy under Chapter 11 of the United States Code and certain other important matters.

                                   ONCOR, INC.
                             (Debtor In Possession)
                           Consolidated Balance Sheets
             As of March 31, 1999 (Unaudited) and December 31, 1998
                             (Dollars in Thousands)

                                                                                 1999                    1998
                                                                              ----------              ----------
ASSETS
Current Assets:
     Cash and cash equivalents                                                $  717                     $  924
     Short-term investments, at market                                            91                         91
     Restricted cash                                                                                        390
     Accounts receivable, net of allowance for
         doubtful accounts of $155                                                                        1,331
     Receivable from former officer/director                                     179                        179
     Inventories                                                                                          1,123
     Investment in marketable securities                                       1,904                      2,931
     Other current assets                                                         96                        554
                                                                              ------                     ------
         Total current assets                                                  2,987                      7,523
                                                                              ------                     ------
Non-current Assets:
     Property and equipment, net                                                                            515
     Prepaid license and other                                                                               80
                                                                                                         ------
         Total non-current assets                                                                           595
                                                                              ------                     ------
         Total assets                                                         $2,987                     $8,118
                                                                              ======                     ======




















                                                                   (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities Not Subject to Compromise:
     Current Liabilities:
         Accounts payable                                                     $      11                  $   4,950
         Accrued expenses and other liabilities                                     338                      2,584
         Notes payable                                                                                         629
         Liability to preferred shareholders'                                                                8,555
         Current portion of long-term debt                                                                     762
                                                                                -------                    -------
         Total current liabilities                                                  349                     17,480

Liabilities Subject to Compromise -
     pre-petition liabilities                                                    14,516

Non-current Liabilities - Long-term debt                                                                       327
                                                                                -------                    -------
         Total liabilities                                                       14,865                     17,807
                                                                                -------                    -------
Commitments and Contingencies

Minority Interest in Consolidated Subsidiary                                                                 2,011
                                                                                                           -------
Stockholders' Deficiency:
     Common stock, $0.01 par value, 50,000,000 shares
         authorized, 33,554,481 and 31,556,489 issued;
         33,475,072 and 31,477,080 outstanding                                      335                        315
     Common stock warrants outstanding                                            1,191                      1,191
     Additional paid-in capital                                                 151,036                    150,952
     Accumulated deficit                                                       (164,512)                  (163,721)
     Less-79,409 shares of common stock held in
         the treasury                                                          (    221)                  (    221)
     Accumulated other comprehensive income:
         Cumulative translation adjustment                                                                (  1,412)
         Cumulative unrealized gain on investments                                  293                      1,196
                                                                                -------                     ------
         Total stockholders' deficiency                                        ( 11,878)                  ( 11,700)
                                                                                -------                    -------
         Total liabilities and stockholders'
              deficiency                                                      $   2,987                  $   8,118
                                                                                =======                    =======











The accompanying notes are an integral part of these consolidated financial statements.

                                   ONCOR, INC.
                             (Debtor In Possession)
                        Consolidated Statements of Income
                For the Three Months Ended March 31 1999 and 1998
                  (In thousands, except per share information)
                                   (Unaudited)

                                                                       1999                       1998
                                                                     --------                   --------
GROSS REVENUES:
Product sales                                                        $    720                   $  3,567
Grants and contracts                                                                                 268
                                                                     --------                   --------
     Gross revenues                                                       720                      3,835
                                                                     --------                   --------
OPERATING EXPENSES:
Direct cost of sales                                                      385                      1,740
Amortization of intangibles assets                                                                   277
Write-off of acquired research and development
     projects in process                                                                           5,727
Selling, general and administrative                                     1,319                      4,687
Research and development                                                  141                      1,811
Clinical and regulatory                                                                              296
                                                                     --------                   --------
     Total operating expenses                                           1,845                     14,538
                                                                     --------                   --------
LOSS FROM OPERATIONS                                                  ( 1,125)                   (10,703)
                                                                     --------                   --------
OTHER INCOME (EXPENSE):
Investment income                                                           1                         78
Reorganization items, principally
     professional fees                                                (    50)
Interest and other, net                                                   452                    (   686)
Foreign exchange loss                                                                            (     1)
Equity in net loss of affiliates                                           35                    ( 1,038)
                                                                     --------                   --------
     Total other income (expense), net                                    438                    ( 1,647)
                                                                     --------                   --------
NET LOSS                                                              (   687)                   (12,350)

DIVIDENDS AND ACCRETION ON CONVERTIBLE
     PREFERRED STOCK                                                  (   104)                   (   577)
                                                                     --------                   --------
NET LOSS APPLICABLE TO COMMON STOCK                                  $(   791)                  $(12,927)
                                                                     ========                   ========
BASIC AND DILUTED NET LOSS PER SHARE                                 $(  0.02)                  $(  0.46)
                                                                     ========                   ========
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING                             32,356                     28,393
                                                                     ========                   ========




The accompanying notes are an integral part of these consolidated financial statements.

                                   ONCOR, INC.
                             (Debtor In Possession)
          Consolidated Statement of Changes in Stockholders' Deficiency
                    For the Three Months Ended March 31, 1999
                             (Dollars in Thousands)
                                   (Unaudited)

COMMON STOCK

                                                                                Shares                    Amount
                                                                                ------                    ------
Balance January 1, 1999                                                       31,556,489                 $     315
Shares issued on conversion of preferred stock                                 1,997,992                        20
                                                                             -----------                 ---------
Balance March 31, 1999                                                        33,554,481                 $     335
                                                                             ===========                 =========

ADDITIONAL PAID IN CAPITAL

Balance January 1, 1999                                                                                  $ 150,952
Conversion of preferred stock into common stock                                                                 84
                                                                                                         ---------
Balance March 31, 1999                                                                                   $ 151,036
                                                                                                         =========

ACCUMULATED DEFICIT
Balance January 1, 1999                                                                                  $(163,721)
Net loss applicable to common stock                                                                       (    791)
                                                                                                         ---------
Balance March 31, 1999                                                                                   $(164,512)
                                                                                                         =========

ACCUMULATED OTHER COMPREHENSIVE INCOME

                                                                                                       Cumulative
                                                                              Cumulative               Unrealized
                                                                             Translation                 Gain on
                                                                              Adjustment               Investments
                                                                              ----------               -----------
Balance January 1, 1999                                                      $    (1,412)                $   1,196
Cumulative translation adjustment                                                  1,412
Realized gain on sale of marketable securities                                                            (     94)
Unrealized loss on investments in marketable
     securities                                                                                           (    809)
                                                                             -----------                 ---------
Balance March 31, 1999                                                                --                 $     293
                                                                             ===========                 =========

There were no changes in common stock warrants outstanding and treasury shares during the period.



See accompanying notes are an integral part of these consolidated financial statements

                                   ONCOR, INC.
                             (Debtor In Possession)
                      Consolidated Statements of Cash Flows
                      For the Three Months Ended March 31,
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                  1999                       1998
                                                                                 ------                     ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                       $(   687)                  $(12,350)
Adjustments to reconcile net loss to
     to net cash used in operating activities:
     Gain on sale of stock in marketable securities
         and other                                                              (   129)
     Issuance of common stock for interest
         on convertible notes                                                                                   41
     Write-off of acquired research
         and development                                                                                     5,727
     Depreciation and amortization                                                                             631
     Expenses for non-employee stock options                                                                   177
     Equity in net loss of affiliate and other                                       35                      1,038
     Changes in operating assets and liabilities:
         Accounts receivable                                                         34                    (   200)
         Inventories                                                                                       (   293)
         Other current assets                                                         9                        452
         Deposits and other non-current assets                                                             (     9)
         Accounts payable                                                           157                        678
         Accrued expenses and other liabilities                                     102                    (   217)
         Deferred rent                                                                                     (    12)
                                                                               --------                   --------
              Net cash used in operating activities                             (   479)                   ( 4,337)
                                                                               --------                   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash proceeds from sale of Appligene of
     $850,000 net of cash disposed of in sale                                        54
Proceeds from sale of stock in marketable
     securities                                                                     218
Purchase of property and equipment                                                                         (    98)
Cash acquired in Codon acquisition                                                                              52
Purchases of investments                                                                                   (   469)
                                                                               --------                   --------
              Net cash used in investing activities                                 272                    (   515)
                                                                               --------                   --------









                                                                   (Continued)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of preferred stock                                                                        4,965
Exercise of stock options and warrants                                                                          38
Reduction in restricted funds                                                                                  614
Payment on bank loans                                                                                      (   237)
Loan to unconsolidated affiliate                                                                           (   675)
                                                                                                          --------
              Net cash provided by financing
                  activities                                                                                 4,705
                                                                                                          --------
EFFECT OF CHANGE IN EXCHANGE RATE ON CASH                                                                  (    66)
                                                                                                          --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (   207)                   (   213)
CASH AND CASH EQUIVALENTS:
     Beginning of period                                                            924                      2,874
                                                                               --------                   --------
     End of period                                                             $    717                   $  2,661
                                                                               ========                   ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

     During the first quarter of 1999, holders of the preferred stock converted 6 shares of preferred stock into 1,997,992 share of the Company's common stock. The excess of the conversion value of the preferred stock ($104,000) over the par value of the common stock issued (20,000) was credited to additional paid-in capital.

     In February 1998, the Company exchanged approximately 1,650,013 shares of common stock for all the outstanding shares of Codon Pharmaceuticals, Inc.

     During the first quarter of 1998, the Company issued 1,034,309 shares of common stock in connection with the conversion of $3,380,377 of convertible debt.

     Expenses relating to the reorganization, principally professional fees, paid during the three months ended March 31, 1999 were $50,000.















The accompanying notes are an integral part of these consolidated financial statements.

                                   ONCOR, INC.
                             (Debtor-In-Possession)
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.   BANKRUPTCY AND BUSINESS CHANGES

         Chapter 11 Filing

     On February 26, 1999 (the "Petition Date"), Oncor, Inc. and its wholly-owned subsidiary, Codon Pharmaceuticals, Inc. (collectively, the "Debtors"), filed voluntary petitions for relief under Chapter 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware, Wilmington, Delaware. Under Chapter 11, certain claims against the Debtors in existence prior to the filing of the petitions for relief under the Bankruptcy Code are stayed while the Debtors continues as Debtors-in-Possession.

     Pursuant to the provisions of the Bankruptcy Code, all actions to collect upon any of the Company's liabilities as of the Petition Date or to enforce pre-petition contractual obligations were automatically stayed. Absent approval from the Bankruptcy Court, the Company is prohibited from paying pre-petition obligations. However, the Bankruptcy Court has approved payment of certain pre-petition liabilities as of the Petition Date such as employee wages and benefits and certain specified pre-petition obligations. Additionally, the Bankruptcy Court has allowed for the retention of legal and financial professionals and other payments to protect the holders of claims against the Company. As debtors-in-possession, the Company has the right, subject to Bankruptcy Court approval and certain other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by such rejections may file pre-petition claims with the Bankruptcy Court in accordance with Bankruptcy procedures.

     Liabilities subject to compromise consist of the following (dollars in thousands):

     Secured debt                                      $    50
     Priority tax claims                                    68
     Liability to preferred shareholders                 8,554
     Trade and miscellaneous unsecured claims            5,844
                                                       -------
                                                       $14,516
                                                       =======

     Substantially all assets and liabilities in the accompanying consolidated balance sheet at March 31, 1999 relate to the Debtors.

     The Company's management expects to file a plan of reorganization under Chapter 11 that will be acceptable to the Court and to the Company's creditors. In the event a plan of reorganization is accepted, continuation of the business thereafter is dependent on the Company's ability to achieve successful future operations. At this time, it is not possible to predict the length of time the Company will continue under Chapter 11; that any Plan filed will be approved or confirmed by the Bankruptcy Court; or, that such plan will be consummated. If a plan is not approved, the Company may be required to liquidate.

     History of Operating Losses

     Oncor has not been profitable since its inception in July 1983. The Company cannot provide assurance as to when, if ever, it will achieve profitability. As indicated under "Business" below, the Company has disposed of its remaining operations and currently has no revenues from operations.

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

     Business

     On February 10, 1999, the Company sold its 80% interest in Appligene Oncore ("Appligene"), a French company, to a Canadian company for $1 million.

         The equity in Appligene at December 31, 1998 had been written down to net realizable value of approximately $0.8 million, the net amount (including a provision for estimated 1999 net loss of approximately $0.1 million) realized in the sale of Appligene.

     Appligene was the Company's only remaining operating business. The Company's only remaining assets consist primarily of certain Oncor and Codon intellectual property, licenses and investment in marketable securities. The future uses in operations, if any, of these remaining assets are being explored by the Company. The Company currently has no revenues from operations. With respect to the remaining assets and licenses, motions were filed in the bankruptcy court by The Johns Hopkins University to have the bankruptcy court require the Company to sell certain licenses to an interested buyer or require the Company to promptly assume or reject these licenses. The Company intends to object to those motions. A hearing will be held before the U.S. Bankruptcy Court on May 25, 1999 to consider these motions.

     The amounts included in the accompanying statement of operations relating to Appligene's operations through February 10, 1999 are as follows (dollars in thousands):

     Sales                                      $ 720
     Operating expenses                          (897)
     Other income                                  38
                                                -----
     Net loss                                   $ 139
                                                =====

2.   LIABILITY TO PREFERRED SHAREHOLDERS

     In January 1998, the Company completed a $5 million equity financing in a private placement of 500 shares of Series A preferred stock. The preferred stock is convertible into common stock of the Company under certain circumstances. In addition the Company issued warrants to purchase 125,000 shares of common stock in connection with the transaction, with an exercise price of $5.16 per share. Approximately $0.3 million of the net proceeds was allocated to the value of the warrants. In the first quarter of 1999, holders of the preferred stock converted 6 shares of preferred stock into 1,997,992 shares of the Company's common stock.

     In addition, the preferred stock agreements provide for redemption rights upon the occurrence of certain events. Although disputed by the Company, the holders of the preferred stock believe that those events have occurred and, accordingly, the Company has recorded $8.6 million as unsecured debt subject to compromise at March 31, 1999 (as a current liability at December 31, 1998) in the accompanying consolidated balance sheet, representing the redemption values plus additional accrued charges and interest as specified in the private placement agreements. The Company discontinued accruing interest on the preferred stock as of the date the Company entered into reorganization. Additional interest of approximately $1.4 million that under the agreements accrues upon satisfaction of certain redemption requirements of the shareholders has not been recorded.

3.   INCOME TAXES

     With respect to U.S. federal income taxes, as of December 31, 1998, the Company has net operating loss carry-forwards ("NOL'S") of approximately $122 million available to offset future taxable income. The Company also has research and development tax credits of approximately $1.8 million available to reduce future U.S. federal income tax (to the extent not limited by a change in control as a result of implementation of any plan of reorganization). These NOL's and research and development credits may be used through 2018, but some of the these credits will expire in 1999 and thereafter. The net deferred tax asset relating to these carry forwards has been offset by a valuation reserve for the full amount.

4.   STOCK OPTIONS AND WARRANTS

     At March 31, 1999, the Company has reserved the following shares of Common Stock for future use as follows:

     1992 stock option plan                        1,156,666
     Special stock options                           590,000
     Warrants issued in conjunction with
         private placements                          655,836
     Warrants issued in connection with
         debt financing                            2,900,000
                                                   ---------
                                                   5,302,502
                                                   =========

     The Company's Stock Option Plan provides that unexercised options will be canceled 90 days after an option holder terminates employment with the Company. During the first quarter of 1999, 1,270,168 shares relating to these employees were canceled. Of the remaining 1,156,168 shares, 315,000 shares will be canceled in the second quarter of 1999. The balance then remaining of 841,666 shares relate to non-employees and current directors. In addition, there are unexercised special stock options for 590,000 shares outstanding (416,667 exercisable) at March 31, 1999.

5.   SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

     Disclosure of Comprehensive Loss:

                                                 Three Months Ending March 31
                                                 ----------------------------
                                                   1999                 1998
                                                  ------               ------
Net Loss                                         $   687              $12,350
Foreign currency translation adjustments          (1,412)                 229
Unrealized holding losses arising
     during the period and, in 1999,
     including realized gains of $94                 903                   77
                                                 -------              -------
Comprehensive loss                               $   178              $12,579
                                                 =======              =======




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements of the Company and notes thereto in Item 1 of this Report, and the audited consolidated financial statements of the Company and notes thereto, which were included in the Company's annual report on Form 10-K for the year ended December 31, 1998. This report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Readers are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, readers should specifically consider the various factors identified in this Report and in the Company's other public filings which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth under the caption "Risk Factors" below.

     Overview

     As discussed in Item 1. "Financial Statements" on February 26, 1999, the Company and its wholly owned subsidiary filed voluntary petitions for relief under the Bankruptcy Code. Further, the Company has disposed of substantially all of the business and currently has no revenues from operations. Consequently, the following discussion of results of operations has no bearing on future operations, if any, of the Company. Further, the comparison of operations in the three month period ending March 31, 1999 and 1998 can not be compared with each other because of the significant disposition of the Company's operating businesses during 1998 and the first quarter of 1999.

     Results of Operations

     Revenues decreased $3.1 million in the first three months of 1999 as compared to the comparable period in 1998. The decrease was due to the disposition of the Company's operations during the balance of 1998 and early 1999. The 1999 revenues are entirely from Appligene which was disposed of on February 10, 1999. The Company had no revenue from operations subsequent to that date.

     Operating expenses decreased $12.6 million in the first three months of 1999 as compared to the comparable period in 1998. This decrease was primarily due to lower direct costs of sales reflecting lowered sales levels and reduced selling, general and administrative expenses and research and development expenditures reflecting the sharply reduced scope of operations. All but approximately $1 million of the 1999 operating expenses relate to Appligene.

     Other income for the first three months of 1999 of $0.4 million is not directly comparable to the like period of 1998 because of the significant change in the Company. The primary component of the 1999 other income was $0.3 million relating to the disposition of Appligene and $0.1 million relating to the sale of investments.

     Because of the dispositions during 1998 and early 1999 the Company has no further operations and therefore the results contained in the accompanying consolidated statement of operations is not representative of future income and expenses of the Company.

     Liquidity and Capital Resources

         At March 31, 1999, the Company had a stockholders' deficiency of $$11.9 million. The stockholders' deficiency is substantially due to the continuing losses of the Company. Cash items at March 31, 1999 totaled $0.8 million. Consequently, there are no significant cash reserves available to meet the liabilities. Further expenses will be funded through liquidation of the Company's remaining assets, primarily the investment in marketable securities.

     As discussed previously, the Company presently has no revenues from operations and has filed for reorganization under the Bankruptcy Act. Oncor expects to reorganize under Chapter 11 and to propose a reorganization plan or plans. At this time, it is not possible to predict that any Plan filed will be approved or confirmed by the Bankruptcy Court, or that such plans will be consummated. If a plan is not approved, the Company may be required to liquidate.

     Risk Factors

     AS DISCUSSED IN NOTE 1 TO THE CONSOLIDATED FINANCIAL STATEMENTS AND IN ITEM 1 ABOVE, THE COMPANY'S ONLY REMAINING ASSETS CONSIST OF CERTAIN ONCOR AND CODON INTELLECTUAL PROPERTY AND LICENSES AND AN INVESTMENT IN MARKETABLE SECURITIES. THE FUTURE USES, IF ANY, OF THESE REMAINING ASSETS ARE BEING EXPLORED BY THE COMPANY. THE COMPANY CURRENTLY HAS NO REVENUES FROM OPERATIONS.

     IF THE COMPANY CONTINUES IN OPERATION IN ANY MANNER, IT WILL BE SUBJECT TO RISKS ASSOCIATED WITH ADDITIONAL FINANCING REQUIREMENTS AND ACCESS TO CAPITAL FUNDING. THE COMPANY'S CURRENT LIQUID RESOURCES ARE NOT SUFFICIENT TO SATISFY ITS CURRENT OBLIGATIONS.

     ONCOR HAS NOT BEEN PROFITABLE SINCE ITS INCEPTION IN JULY 1983. THE COMPANY CANNOT PROVIDE ASSURANCE AS TO WHEN, IF EVER, IT WILL ACHIEVE PROFITABILITY. AS INDICATED UNDER "BUSINESS" BELOW, THE COMPANY HAS DISPOSED OF ITS REMAINING OPERATIONS AND CURRENTLY HAS NO REVENUES FROM OPERATIONS.

     The Company is subject to risks associated with the requested redemption of Series A convertible preferred stock (the "preferred stock"). (See Note 2 to the consolidated financial statements under Item I of this Report relating to this preferred stock.) On August 7, 1998 and August 11, 1998, the Company received requests from the holders of the preferred stock, which had an aggregate original issuance amount equal to $5 million and a higher redemption amount, to have their shares of preferred stock redeemed. The Company believes that there are certain legal and financial impediments to the satisfaction of these requests, even if determined to be valid. If such redemption request is ultimately held to be valid, the Company does not have, and probably cannot obtain, the funds necessary to redeem the preferred stock. Currently the claims of the preferred shareholders are included under liabilities subject to compromise - pre petition liabilities in the consolidated balance sheets included in Part I of this Form 10-Q.

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

     Reference also should be made to Item 1 "Business" in the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 1998 for other Risk Factors. These factors include: no assurance of regulatory approvals, government regulation; patents and proprietary rights; uncertainties relating to product development; competition and technological change; attraction and retention of key personnel; and product liability.

     Commitments

     There are no commitments for capital expenditures at March 31, 1999.


Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

     After the disposition of substantially all the Company's assets and operations as discussed in Items 1 and 2 of this Report, the Company has no exposure to market risk other than that related to market fluctuations in shares of Gene Logic, reflected in Investments in Marketable Securities at March 31, 1999 of $1.9 million.


                           PART II - OTHER INFORMATION


Item 1.       Legal Proceedings.

              Reference is made to Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed April 15, 1999. Reference is also made to the discussion of the motions of The Johns Hopkins University made in the bankruptcy proceedings under the section "Business" in
Note 1 to the Consolidated Financial Statements under Part I of this Form 10-Q.

Item 2.       Changes in Securities and Use of Proceeds.

              None

Item 3.       Defaults Upon Senior Securities.

              None

Item 4.       Submission of Matters to a Vote of Security Holders.

              None

Item 5.       Other Information

     None

Item 6.       Exhibits and Reports on Form 8-K

(f)      Exhibits:

         27.1     Financial Data Schedule.

(g)      Reports on Form 8-K:

         Form 8-K filed March 3, 1999 announcing the election of Joseph Shaya as Acting President and Chief Executive Officer and containing a press release made on February 26, 1999 announcing that the Company and its wholly-owned subsidiary, Codon Pharmaceuticals, Inc., filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, there unto duly authorized.

                           ONCOR, INC.




Date: May 10, 1999           By: /s/ Joseph R. Shaya
                                 -------------------------------------------
                                Joseph R. Shaya
                                Acting President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date                                                           Title
----                                                           -----


May 10, 1999       /s/ Jose J. Coronas                  Chairman of the Board
                  ------------------------------
                  Jose J. Coronas





May 10, 1999      /s/ Jeffrey S. Ross                   Director
                  ------------------------------
                  Jeffrey S. Ross





May 10, 1999      /s/ Derace L. Schaffer                Director
                  ------------------------------
                  Derace L. Schaffer





May 10, 1999      /s/ Timothy J. Triche                 Director
                  ------------------------------
                  Timothy J. Triche