Form 10-Q
period 1999-06-30
ONCOR INC
filed 1999-08-11
CIK 806637

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 1999

                         Commission file number 0-16177

                                   ONCOR, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


       Maryland                                         52-1310084
 ------------------------                      -------------------------------
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

YES X   NO


As of August 10,1999 there were 33,554,481 shares of Common Stock outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

     Basis of Presentation

     The unaudited consolidated balance sheet as of June 30, 1999 and the audited consolidated balance sheet as of December 31, 1998 and the unaudited consolidated statements of operations and consolidated statements of cash flows for the three month and six month periods ended June 30, 1999 and June 30, 1998 set forth below, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. Oncor, Inc. (the "Company") believes that the disclosures made are adequate to make the information presented not misleading.

     In the opinion of management of the Company, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of results for the periods presented. This financial information should be read in conjunction with the Form 10-K filed with the Commission for the year ended December 31, 1998.

     The results for the three and six month periods ended June 30, 1999, presented in the accompanying financial statements, are not necessarily indicative of the results for the entire year.

     Chapter 11 Filing

     See Note 1 to the consolidated financial statements following under this
Item 1 and Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information on the Company's filing on February 26, 1999 for bankruptcy under Chapter 11 of the United States Code and certain other important matters.

                                   ONCOR, INC.
                             (Debtor In Possession)
                           Consolidated Balance Sheets
              As of June 30, 1999 (Unaudited) and December 31, 1998
                             (Dollars in Thousands)

                                                         1999           1998
                                                        -------       ---------
ASSETS
Current Assets:
     Cash and cash equivalents                          $   463       $     924
     Short-term investments, at market                       91              91
     Restricted cash                                                        390
     Accounts receivable, net of allowance for
         doubtful accounts of $155                                        1,331
     Receivable from former officer/director                179             179
     Inventories                                                          1,123
     Investment in marketable securities                  1,416           2,931
     Other current assets                                    36             554
                                                        -------       ---------
         Total current assets                             2,185           7,523
                                                        -------       ---------
Non-current Assets:
     Property and equipment, net                                            515
     Prepaid license and other                                               80
                                                                      ---------
         Total non-current assets                                           595
                                                        -------       ---------
         Total assets                                   $ 2,185       $   8,118
                                                        =======       =========




















                                                                   (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities Not Subject to Compromise:
     Current Liabilities:
         Accounts payable                               $      191   $   4,950
         Accrued expenses and other liabilities                184       2,584
         Notes payable                                                     629
         Liability to preferred shareholders'                            8,555
         Current portion of long-term debt                                 762
                                                        ----------   ---------
         Total current liabilities                             375      17,480

Liabilities Subject to Compromise -
     pre-petition liabilities                               14,471

Non-current Liabilities - Long-term debt                                   327
                                                        ----------   ---------
         Total liabilities                                  14,846      17,807
                                                        ----------   ---------
Commitments and Contingencies

Minority Interest in Consolidated Subsidiary                             2,011
                                                                     ---------
Stockholders' Deficiency:
     Common stock, $0.01 par value, 50,000,000 shares
         authorized, 33,554,481 and 31,556,489 issued;
         33,475,072 and 31,477,080 outstanding                 335         315
     Common stock warrants outstanding                       1,191       1,191
     Additional paid-in capital                            151,036     150,952
     Accumulated deficit                                  (164,807)   (163,721)
     Less-79,409 shares of common stock held in
         the treasury                                     (    221)   (    221)
     Accumulated other comprehensive income:
         Cumulative translation adjustment                            (  1,412)
         Cumulative unrealized gain (loss)on
              investments                                 (    195)      1,196
                                                        ----------   --------
         Total stockholders' deficiency                   ( 12,661)   ( 11,700)
                                                        ----------   ---------
         Total liabilities and stockholders'
              deficiency                                $    2,185   $   8,118
                                                        ==========   =========











The accompanying notes are an integral part of these consolidated financial statements.

                                   ONCOR, INC.
                             (Debtor In Possession)
                        Consolidated Statements of Income
                 For the Three Month and Six Month Periods Ended
                  June 30, 1999 and 1998 (In thousands, except
                             per share information)
                                   (Unaudited)

                                                                    Three Months                  Six Months
                                                                1999         1998           1999            1998
                                                                ----         ----          ------          ------
GROSS REVENUES:
Product sales                                                               $ 3,347       $    720        $  6,914
Grants and contracts                                                             95                            363
                                                                            -------       --------        --------
     Gross revenues                                                           3,442            720           7,277
                                                                            -------       --------        --------
OPERATING EXPENSES:
Direct cost of sales                                                          1,655            385           3,395
Amortization of intangibles assets                                              873                          1,150
Write-off of acquired research and
     development projects in process                                                                         5,727
Selling, general and administrative                           $    273        4,205          1,592           8,892
Research and development                                                      1,983            141           3,794
Clinical and regulatory                                                         280                            576
                                                              --------      -------       --------        --------
     Total operating expenses                                      273        8,996          2,118          23,534
                                                              --------      -------       --------        --------
LOSS FROM OPERATIONS                                           (   273)      (5,554)       ( 1,398)        (16,257)
                                                              --------      -------       --------        --------
OTHER INCOME (EXPENSE):
Investment income                                                    6           32             7              110
Gain on sale of research assets                                               1,975                          1,975
Gain on valuation of stock options                                            2,956                          2,956
Reorganization items, principally
     professional fees                                           (  37)                    (    87)
Interest and other, net                                              9       (1,583)           461         ( 2,268)
Foreign exchange loss                                                             9                              7
Equity in net loss of affiliates                                             (  248)            35         ( 1,286)
                                                              --------      -------       --------        --------
     Total other income (expense), net                             (22)       3,141            416           1,494
                                                              --------      -------       --------        --------
NET LOSS                                                          (295)      (2,413)       (   982)        (14,763)

DIVIDENDS AND ACCRETION ON CONVERTIBLE
     PREFERRED STOCK                                                         (  113)       (   104)        (   690)
                                                              --------      -------       --------        --------
NET LOSS APPLICABLE TO COMMON STOCK                             $( 295)     $(2,526)      $( 1,086)       $(15,453)
                                                              ========      =======       ========        ========
BASIC AND DILUTED NET LOSS PER SHARE                            $(0.01)     $( 0.08)      $  (0.03)       $(  0.52)
                                                              ========      =======       ========        ========
WEIGHTED-AVERAGE COMMON SHARES
     OUTSTANDING                                                33,554       30,936         32,959          29,671
                                                              ========      =======       ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

                                   ONCOR, INC.
                             (Debtor In Possession)
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 1999 and 1998
                             (Dollars in thousands)
                                   (Unaudited)

                                                           1999          1998
                                                          ------        ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                 $(  982)     $(14,763)
Adjustments to reconcile net loss to
     to net cash used in operating activities:
     Gain on sale of stock in marketable securities
         and other                                        (   94)       (4,931)
     Issuance of common stock for interest
         on convertible notes                                               67
     Write-off of acquired research
         and development                                                 5,727
     Depreciation and amortization                                       1,993
     Expenses for non-employee stock options                               326
     Equity in net loss of affiliate and other                           1,286
     Changes in operating assets and liabilities:
         Accounts receivable                                  34       (   107)
         Inventories                                                         4
         Other current assets                                 69         1,022
         Deposits and other non-current assets                         (   649)
         Accounts payable                                    337         1,681
         Accrued expenses and other liabilities           (   97)      (   201)
         Deferred rent                                                 (    23)
                                                         -------      --------
              Net cash used in operating activities        ( 733)      ( 8,570)
                                                         -------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash proceeds from sale of Appligene of
     $850,000 net of cash disposed of in sale                 54
Proceeds from sale of stock in marketable
     securities                                              218
Proceeds from sale of research assets                                    3,105
Purchase of property and equipment                                     (   368)
Cash acquired in Codon acquisition                                          52
Purchases of investments                                                    19
                                                         -------      --------
              Net cash used in investing activities          272         2,808
                                                         -------      --------









                                                                  (Continued)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of preferred stock                                   4,965
Exercise of stock options and warrants                                     37
Reduction in restricted funds                                         ( 1,474)
Payment on bank loans                                                 (   941)
Loan to unconsolidated affiliate                                      (   674)
Proceeds from borrowings and issuance of warrants                       1,524
                                                                      -------
              Net cash provided by financing
                  activities                                            3,437
                                                                      -------
EFFECT OF CHANGE IN EXCHANGE RATE ON CASH                             (    30)
                                                                      -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                 (  461)     ( 2,356)
CASH AND CASH EQUIVALENTS:
     Beginning of period                                     924        2,874
                                                         -------      -------
     End of period                                       $   463      $   518
                                                         =======      =======


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

     During the first six months of 1999, holders of the preferred stock converted 6 shares of preferred stock into 1,997,992 shares of the Company's common stock. The excess of the conversion value of the preferred stock ($104,000) over the par value of the common stock issued (20,000) was credited to additional paid-in capital.

     In February 1998, the Company exchanged approximately 1,650,013 shares of common stock for all the outstanding shares of Codon Pharmaceuticals, Inc.

     During the first six months of 1998, the Company issued 1,034,309 shares of common stock in connection with the conversion of $3,380,377 of convertible debt.

     Expenses relating to the reorganization, principally professional fees, paid during the three months and six months ended June 30, 1999 were $36,980 and $86,980, respectively.














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

     Pursuant to the provisions of the Bankruptcy Code, all actions to collect upon any of the Company's liabilities as of the Petition Date or to enforce pre-petition contractual obligations were automatically stayed. Absent approval from the Bankruptcy Court, the Company is prohibited from paying pre- petition obligations. However, the Bankruptcy Court has approved payment of certain pre-petition liabilities as of the Petition Date such as employee wages and benefits and certain specified pre-petition obligations. Additionally, the Bankruptcy Court has allowed for the retention of legal and financial professionals and other payments to protect the holders of claims against the Company. As debtors-in-possession, the Company has the right, subject to Bankruptcy Court approval and certain other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by such rejections may file pre-petition claims with the Bankruptcy Court in accordance with Bankruptcy procedures.

     Liabilities subject to compromise consist of the following (dollars in thousands):

     Secured debt                                        $    32
     Priority tax claims                                      68
     Liability to preferred shareholders                   8,554
     Trade and miscellaneous unsecured claims              5,817
                                                         -------
                                                         $14,471
                                                         =======

     Substantially all assets and liabilities in the accompanying consolidated balance sheet at June 30, 1999 relate to the Debtors.

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

     Appligene was the Company's only remaining operating business. The Company's only remaining assets consist primarily of certain Oncor and Codon intellectual property, licenses and investment in marketable securities. The future uses in operations, if any, of these remaining assets are being explored by the Company. The Company currently has no revenues from operations. With respect to the remaining assets and licenses, Oncor filed a motion to assume and assign most of its licenses with The Johns Hopkins University to AstraZeneca Diagnostics for $2.75 million, subject to higher and better offers to be received on or before a hearing to be held on August 3, 1999. Oncor has received a competing bid for such licenses and, accordingly, the hearing has been adjourned to August 31, 1999. In addition, the Company is in negotiations with other potential purchasers for the assignment and sale of its remaining assets and technology. One of those assets is a sublicense agreement between the Company and RCAT Partners, L.L.C. relating to certain Rolling Circle Amplification Technology (the "RCAT Sublicense"). By order dated July 21, 1999, the United States District Court determined that the RCAT Sublicense was terminated pre-bankruptcy and, accordingly, is not property of the Company's bankruptcy estate. The Company intends to appeal that ruling.

     The amounts included in the accompanying statement of operations relating to Appligene's operations through February 10, 1999 are as follows (dollars in thousands):

     Sales                                               $ 720
     Operating expenses                                   (897)
     Other income                                           38
                                                          ----
     Net loss                                             $139
                                                          ====

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

     In addition, the preferred stock agreements provide for redemption rights upon the occurrence of certain events. Although disputed by the Company, the holders of the preferred stock believe that those events have occurred and, accordingly, the Company has recorded $8.6 million as unsecured debt subject to compromise at June 30, 1999 (as a current liability at December 31, 1998) in the accompanying consolidated balance sheet, representing the redemption values plus additional accrued charges and interest as specified in the private placement agreements. The Company discontinued accruing interest on the preferred stock as of the date the Company entered into reorganization. Additional interest of approximately $2.2 million that under the agreements accrues upon satisfaction of certain redemption requirements of the shareholders has not been recorded.

3.   INCOME TAXES

     With respect to U.S. federal income taxes, as of December 31, 1998, the Company has net operating loss carry-forwards ("NOL'S") of approximately $122 million available to offset future taxable income. The Company also has research and development tax credits of approximately $1.8 million available to reduce future U.S. federal income tax (to the extent not limited by a change in control as a result of implementation of any plan of reorganization). These NOL's and research and development credits may be used through 2018, but some of these credits will expire in 1999 and thereafter. The net deferred tax asset relating to these carry forwards has been offset by a valuation reserve for the full amount.

4.   STOCK OPTIONS AND WARRANTS

     At June 30, 1999, the Company has reserved the following shares of Common Stock for future use as follows:

     1992 stock option plan                                        841,666
     Special stock options                                         590,000
     Warrants issued in conjunction with
         private placements                                        655,836
     Warrants issued in connection with
         debt financing                                          2,900,000
                                                                 ---------
                                                                 4,987,502
                                                                 =========

     The Company's Stock Option Plan provides that unexercised options will be canceled 90 days after an option holder terminates employment with the Company. During the six months ended June 30, 1999, 1,585,168 shares relating to these employees were canceled. The balance then remaining of 975,000 shares (841,666 exercisable) relate to non-employees and current directors. In addition, there are unexercised special stock options for 590,000 shares outstanding (510,001 exercisable) at June 30, 1999.

5.   SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

     Disclosure of Comprehensive Loss:

     The comprehensive loss for the three and six month periods ended June 30, 1999 is as follows:

                                                       Three Months                 Six Months
                                                    -----------------        -----------------------
                                                    1999         1998           1999           1998
                                                    ----         ----           ----           ----
Net Loss                                            $295      $ 2,413        $   982         $14,763
Foreign currency translation adjustments                       (  127)        (1,412)            102
Unrealized holding losses arising
     during the period and, in 1999,
     including realized gains of $94                 488                       1,391
                                                    ----      -------        -------         -------
Comprehensive loss                                  $783      $ 2,286        $   961         $14,865
                                                    ====      =======        =======         =======

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

     Overview

     As discussed in Item 1. "Financial Statements," on February 26, 1999, the Company and its wholly owned subsidiary filed voluntary petitions for relief under the Bankruptcy Code. Further, the Company has disposed of substantially all of the business and currently has no revenues from operations. Consequently, the following discussion of results of operations has no bearing on future operations, if any, of the Company. Further, the comparison of operations in the three and six month periods ending June 30, 1999 and 1998 can not be compared with each other because of the significant disposition of the Company's operating businesses during 1998 and the first quarter of 1999.

     Results of Operations

     Revenues decreased $3.4 million and $6.6 million in the three and six month periods ended June 30, 1999, respectively, as compared to the same periods in 1998. The decreases were due to the disposition of the Company's operations during the balance of 1998 and early 1999. The 1999 revenues are entirely from Appligene which was disposed of on February 10, 1999. The Company had no revenues from operations subsequent to that date.

     Operating expenses decreased $8.7 million and $21.4 million in the three and six month periods ended June 30, 1999, respectively, as compared to the same periods in 1998. These decreases are primarily due to lower direct costs of sales reflecting lowered sales levels and reduced selling, general and administrative expenses and research and development expenditures reflecting the sharply reduced scope of operations. Of the total operating expense of $2.1 million in the six months ended June 30, 1999, $0.9 million relate to Appligene which was sold on February 10, 1999.

     Other income of $0.4 million in the first six months of 1999 is not directly comparable to the like period of 1998 because of the significant change in the Company. The primary component of 1999 other income was $0.3 million relating to the disposition of Appligene and $0.1 million relating to the sale of investments. The principal reason for the small decrease in other income in the three months ended June 30, 1999 was the reorganization related expenses offset by miscellaneous income items.

     Because of the dispositions during 1998 and early 1999 the Company has no further operations and therefore the results contained in the accompanying consolidated statement of operations is not representative of future income and expenses of the Company.


     Liquidity and Capital Resources

         At June 30, 1999, the Company had a stockholders' deficiency of $12.7 million. The stockholders' deficiency is substantially due to the continuing losses of the Company. Cash items at June 30, 1999 totaled $0.55 million. Consequently, there are no significant cash reserves available to meet the liabilities. Further expenses will be funded through liquidation of the Company's remaining assets, primarily the investment in marketable securities.

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

     Commitments

     There are no commitments for capital expenditures at June 30, 1999.


Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

     After the disposition of substantially all the Company's assets and operations as discussed in Items 1 and 2 of this Report, the Company has no exposure to market risk other than that related to market fluctuations in shares of Gene Logic, reflected in Investments in Marketable Securities at June 30, 1999 of $1.4 million.

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

              Reference is made to Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed April 15, 1999. Reference is also made to the discussions of the Company's motions to assume and assign the license agreements with The Johns Hopkins University and the appeal of the Court's determination regarding the RCAT Sublicense under the section "Business" in Note 1 to the Consolidated Financial Statements under Part I of this Form 10-Q.

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

         None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, there unto duly authorized.

                                   ONCOR, INC.




Date:    August 10, 1999       By: /s/ Joseph R. Shaya
                                   ---------------------------
                                   Joseph R. Shaya
                                   Acting President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date                                                               Title
----                                                               -----
August 10, 1999         /s/ Jose J. Coronas                        Chairman of the Board
                       ----------------------------------          and Secretary
                       Jose J. Coronas



August 10, 1999        /s/ Jeffrey S. Ross                       Director
                       ----------------------------------
                       Jeffrey S. Ross



August 10, 1999        /s/ Derace L. Schaffer                    Director
                       ----------------------------------
                       Derace L. Schaffer



August 10, 1999        /s/ Timothy J. Triche                     Director
                       ----------------------------------
                       Timothy J. Triche